Form 10-Q
period 1997-03-31
PREFERRED EMPLOYERS HOLDINGS INC
filed 1997-05-12
CIK 1023695

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from __________________ to __________________

                           Commission File No. 1-12677

                       PREFERRED EMPLOYERS HOLDINGS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 65-0698779
 ----------------------------------         -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                    10800 Biscayne Boulevard, Miami, Florida
              ----------------------------------------------------
                    (Address of principal executive offices)

                                      33161
                                     -------
                                   (Zip Code)

                                 (305) 893-4040
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes (X)        No ( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by a check mark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) if the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Not Applicable X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997 was:

                     Common Stock             4,725,000 shares
                           (Par value $.01 per share)

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE
-------------------------------                                                        ----

Item-1        -   Quarterly Financial Statements

         Consolidated Balance Sheets                                                     4

         Consolidated Statements of Operations                                           5

         Consolidated Statements of Cash Flows                                           6  &  7

         Notes to Consolidated Financial Statements                                      8  -  14

Item-2        -   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         15  -  19



PART II - OTHER INFORMATION
---------------------------

Item-1        -   Legal Proceedings                                                     20

Item-2        -   Changes in Securities                                                 21

Item-3        -   Defaults Upon Senior Securities                                       22

Item-4        -   Submission of Matters to a Vote of
                  Security Holders                                                      23

Item-5        -   Other Materially Important Events                                     24

Item-6        -   Exhibits and Reports on Form 8-K                                      25



SIGNATURE                                                                               26
---------

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                March 31, 1997 (unaudited) and December 31, 1996

                                                                                               December 31,
ASSETS:                                                                 March 31, 1997              1996
====================================                                    ---------------        -------------
Cash and cash equivalents                                                   $22,973,239          $5,591,140
Commissions and premiums receivable, net                                       $509,611          $3,929,416
Security deposits                                                               $23,936             $23,136
Property and equipment, net                                                    $516,374            $529,956
Other assets                                                                    $62,121            $228,794
                                                                            -----------          ----------
Total assets                                                                $24,085,281         $10,302,442
                                                                            ===========          ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY:
====================================
Liabilities:
   Premiums payable                                                          $3,951,614          $3,585,590
   Accounts payable                                                            $959,879            $372,690
   Stockholder loan                                                            $215,462            $283,466
   Commission payable                                                          $481,590            $509,357
   Reserve for unpaid claims                                                 $1,215,472            $199,390
   Unearned premiums                                                         $1,285,542          $1,888,977
   Deferred reinsurance income, net                                            $974,027          $1,334,401
   Other liabilities                                                         $3,984,243          $1,733,902
                                                                            -----------          ----------
   Total liabilities                                                        $13,067,829          $9,907,773
                                                                            -----------          ----------
Stockholders' equity:
   Common stock, $.01 par value.  Authorized
   10,000,000 shares; issued 5,254,412 shares                                   $52,544             $35,294
   in 1997 and 3,529,412 in 1996
Paid-in capital                                                             $10,384,879               $0.00
Retained earnings                                                            $1,085,586            $864,932
                                                                            -----------          ----------
Total stockholders' equity                                                  $11,523,009            $900,226
Treasury stock, at cost - 529,412 shares                                     ($505,557)          ($505,557)
                                                                            -----------          ----------
Net stockholders' equity                                                    $11,017,452            $394,669
Commitments and contingencies
                                                                            -----------          ----------
Total liabilities and stockholders' equity                                  $24,085,281         $10,302,442
                                                                            ===========          ==========

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
   For the three months ended March 31, 1997 and 1996 (unaudited) and for the year ended December 31, 1996

                                                           March 31,         March 31,        December 31,
                                                             1997              1996               1996
                                                           ----------         --------         ----------
Commission income, net                                       $634,314         $513,815         $2,462,625
Premiums earned                                            $2,044,430               $0           $524,760
Investment income                                            $213,652          $20,370           $217,314
Other income                                                 $145,084               $0           $136,431
                                                           ----------         --------         ----------
Total revenue                                              $3,037,480         $534,185         $3,341,130
                                                           ----------         --------         ----------
Expenses:
Personnel expenses                                           $559,517         $463,755         $2,056,306
Professional fees                                              $9,544          $34,200            $80,663
Occupancy expenses                                            $78,019          $40,291           $212,385
Interest expense                                               $6,996           $9,540            $41,972
Claims and claim settlement expenses                       $1,103,317               $0           $270,251
Amortization of deferred policy acquisition
  costs                                                      $737,309               $0           $177,526
Other operating expenses                                     $192,535         $137,730           $587,761
                                                           ----------         --------         ----------
Total expenses                                             $2,687,237         $685,516         $3,426,864
                                                           ----------         --------         ----------
Operating income (loss)                                      $350,243        ($151,331)          ($85,734)
Nonoperating income                                                $0         $190,000           $190,000
                                                           ----------         --------         ----------
Income before income taxes                                   $350,243          $38,669           $104,266
Income taxes                                                 $129,590               $0                 $0
                                                           ----------         --------         ----------
Net income                                                   $220,653          $38,669           $104,266
                                                           ==========         ========         ==========
Income per share                                                $0.06
                                                           ==========
Weighted average shares outstanding                         3,867,500
                                                           ==========
Proforma information (unaudited):
   Historical income (loss) before income taxes                                $38,669           $104,266
   Proforma income tax provision (benefit)                                     $14,424            $38,891
   Proforma net income (loss)                                                  $24,245            $65,375
   Proforma income (loss) per share                                              $0.01              $0.02
   Weighted average shares outstanding                                       3,000,000          3,000,000

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
      For the three month ended March 31, 1997 and 1996 (unaudited) and for the year ended December 31, 1996


                                                            March 31,        March 31,       December 31,
                                                              1997             1996              1996
Cash flows from operating activities:                     -----------      -----------       ------------
   Premiums collected                                      $6,023,765      $5,148,123        $21,392,948
   Reinsurance premiums collected, net                     $7,488,916              $0                 $0
   Nonoperating income                                             $0        $190,000           $190,000
   Interest received                                          $86,589         $20,370           $106,669
   Premiums paid                                          ($5,129,315)    ($3,428,390)      ($17,587,995)
   Expenses paid                                            ($748,045)      ($651,234)       ($2,560,704)
   Dividend trust funds received                                   $0              $0         $1,565,660
   Dividend trust funds paid                                ($669,542)             $0                 $0
   Other, net                                                 $18,342         $91,887            $70,236
                                                          -----------      ----------        -----------
Net cash provided by operating activities                  $7,070,710      $1,370,756         $3,176,814
                                                          -----------      ----------        -----------
Cash flows used in investing activities:
   Purchase of property and equipment                        ($15,741)       ($38,599)         ($130,503)
                                                          -----------      ----------        -----------
Net cash used in investing activities                        ($15,741)       ($38,599)         ($130,503)
                                                          -----------      ----------        -----------
Cash flows provided by (used in) financing activities:
   Issuance common stock, net                             $10,402,129              $0                 $0
   Repayment of stockholder loan                             ($75,000)       ($50,001)         ($275,000)
                                                          -----------      ----------        -----------
Net cash provided by (used in) financing
  activities                                              $10,327,129        ($50,001)         ($275,000)
                                                          -----------      ----------        -----------
Net increase in cash                                      $17,382,098      $1,282,156         $2,771,311

Cash balance beginning of period                           $5,591,140      $2,819,829         $2,819,829
                                                          -----------      ----------        -----------
Cash balance end of period                                $22,973,238      $4,101,985         $5,591,140
                                                          ===========      ==========         ==========

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                           March 31,        March 31,       December 31,
                                                              1997             1996             1996
                                                        ----------------- --------------- ------------------
Reconciliation of net income to net cash
  provided by operating activities:
   Net income                                                  $220,653         $38,669           $104,266
                                                               --------         -------           --------
Adjustments to reconcile  net income
to net cash provided by operating activities:
   Depreciation expense                                         $29,323         $24,742           $119,160
   Amortization of note discount                                 $6,996          $9,540           $177,526
   Amortization of deferred policy acquisition
      costs                                                    $737,309              $0            $41,972
   Changes in assets and liabilities:
   Decrease (increase) in:
      Commission and premiums receivable                     $3,419,805       ($197,032)       ($3,583,802)
      Deferred policy acquisition costs                       ($737,309)             $0          ($177,526)

      Security deposits                                           ($800)             $0               $450
      Other assets                                             $166,673         $18,405          ($171,286)
   Increase (decrease) in:
      Premiums payable                                         $366,024      $1,258,676         $1,231,676
      Accounts payable                                         $587,189        $163,617           $367,215
      Commissions payable                                      ($27,767)       $117,717           $212,769
      Reserve for unpaid claims                              $1,016,082              $0           $199,390
      Unearned premiums                                       ($603,435)             $0         $1,888,977

      Deferred reinsurance income, net                        ($360,374)             $0         $1,334,401

      Other liabilities                                      $2,250,341        ($63,578)        $1,431,626
                                                              ---------         -------          ---------
       Total adjustments                                     $6,850,057      $1,332,087         $3,072,548
                                                              ---------       ---------          ---------
Net cash provided by operating activities                    $7,070,710      $1,370,756         $3,176,814
                                                              ==========      =========         ==========

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                March 31, 1997 (Unaudited) and December 31, 1996

(1)      Business and Summary of Significant Accounting and Reporting Policies

         (a)    Organization

                Preferred Employers Holdings, Inc. (the "Company") is the successor company to Preferred Employers Group, Inc. ("PEGI"). Immediately prior to the Company's initial public offering, effective February 4, 1997, the Company and the stockholders of PEGI (the "Exchanging Stockholders") effected a recapitalization whereby the Company exchanged 17,647.06 shares of Common Stock for each share of common stock of PEGI held by the "Exchanging Stockholders" (the "Exchange"). As a result of the Exchange, PEGI became a wholly owned subsidiary of the Company. Except as otherwise specified or when the context otherwise requires, references to the Company herein, include Preferred Employers Holdings, Inc. and PEGI, through which the Company conducts certain of its business.

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission of Form 10-K on May 9, 1997.

                The Company was appointed as a general agent ("GA") by the American International Group ("AIG"), a major international insurance carrier, on January 1, 1993. In this regard, the Company is authorized to write workers' compensation as well as other forms of "property and casualty" business (such other forms of insurance being hereinafter referred to as "Package") on behalf of AIG. In addition, the Company was appointed as a GA by General Accident Insurance Company of America ("GAIC") on September 1, 1994, with the authority to write all forms of commercial property and casualty business for family style and fast food restaurants. On June 11, 1996, GAIC advised the Company that it would no longer write Package insurance for fast food restaurants; as a result, the Company is currently writing package business with another carrier.

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                The Company writes business by direct solicitation and through brokers and sub-producers, and in turn is compensated via a commission based on a percentage of the premiums it writes. The reinsurance subsidiary reinsures certain workers' compensation and employer's liability insurance policies written on behalf of AIG. As a result, the reinsurance subsidiary is entitled to retain the underwriting profits on business it reinsures.

         (b)    Basis of Consolidated Financial Statement Presentation

                The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. All intercompany balances and transactions have been eliminated in consolidation.

         (c)    Cash and Cash Equivalents

                The Company considers cash in banks and money market accounts as cash and cash equivalents.

         (d)    Property and Equipment, Net

                Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using an accelerated method of depreciation over the estimated useful lives of the related assets, which range from five to seven years. Leasehold improvements are carried at cost less accumulated amortization provided on the straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

         (e)    Premiums Payable

                Premiums which are collected from insureds are reported as assets of the Company and as (e) corresponding liabilities to the insurance carriers. Premiums received from insureds but not yet remitted to the carriers are held as invested cash in a fiduciary capacity.

         (f)    Commission Income

                Commission income is recognized when premiums are received. Any subsequent commission adjustments, including policy cancellations, are recognized upon notification from the insurance carrier or broker.

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to consolidated Financial Statements


         (g)    Insurance Operations

                The Company formed a reinsurance subsidiary (the "Reinsurer") and entered into a reinsurance agreement (the "Agreement") with AIG during the fourth quarter of 1996. The Agreement provides that the Reinsurer assume certain workers' compensation and employer's liability insurance policies from AIG with policy inception dates as of January 1, 1996 and subsequent. Although the Reinsurer will assume the risks associated with being a reinsurer, the Agreement limits the liability of the Reinsurer for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the Agreement limits the aggregate liability of the Reinsurer for all coverage to an amount not to exceed 70 percent of the gross written premium for each individual underwriting year.

                Because the Agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the contract and formation of the Reinsurer are accounted for as retroactive reinsurance.


                The principal difference between the accounting for retroactive and prospective reinsurance is that revenues and costs of retroactive reinsurance are deferred and accreted into income over the claims settlement period, rather than over the period for which contractual coverage is provided, as would be the case under prospective reinsurance.

                Retroactive insurance accounting does not change the amount of income to be recognized, but rather extends the period of recognition from one year, the period of coverage, to six years, the period over which claims liabilities from the business are expected to be settled. Cash flows from the reinsurance transactions are not affected by the accounting treatment.

                The accompanying financial statements reflect a composite retroactive/prospective accounting treatment with business written prior to October 1, 1996, being accounted for as retroactive and business written subsequent thereto accounted for as prospective.

                The effects of prospective and retroactive reinsurance accounting treatment is illustrated below. The prospective method assumed that the Agreement incepts on January 1, 1996, has a loss ratio of 51.5%, acquisition costs of 33.83%, aggregate net premiums written of approximately $15 million ($12,600,000 relating to the period January 1 through September 30, 1996) and an investment yield of 6.5% on net cash flows. The retroactive (deposit) method uses the same assumptions except that since the Agreement was not executed until October 1996, any investment

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                income on net cash flows earned for the period January through September 1996 are deferred and recognized as "Other income" over the payment period of the remaining claim liabilities.

                Income before income taxes recognized, and estimated to be recognized in the calendar year reflected at left follows:

                                  Prospective                  Composite
                                    Method              Retroactive/Prospective              Income
                                  (Pro Forma)                  (Actual)                     Deferred
                                  -----------                  --------                     --------
                        1996    $   1,658,000                    324,000                   1,334,000
                        1997        1,288,000                  1,372,000                     (84,000)
                   1998-2001        1,314,000                  2,564,000                  (1,250,000)
                                    ---------                  ---------                  -----------
                                 $  4,260,000                  4,260,000                       -  0 -
                                 ============                  =========                  ===========


                It should be noted that the table presented above is for illustrative purposes only to highlight that the basis of accounting used only imparts the timing of the net revenue recognition and not the aggregate economic results.

                Furthermore, it should be noted that the illustration above is based on estimates as to the amount and timing of aggregate loss expense payments, available investment yields and acquisition and other costs associated with the provision of insurance protection. Actual results may vary, perhaps materially, from those illustrated above. No assurance is given or may be taken that subsequent revisions of estimates will not have a material impact on the illustration above.

                Prospective reinsurance premiums are earned on a pro-rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of the net premiums written relating to the unexpired term of coverage.

                Acquisition costs are deferred and amortized over the period in which the related prospective reinsurance premiums are earned.

                Claims and claim settlement expenses are charged to income as incurred. The reserve for unpaid claims represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting revenue are continually reviewed and updated. Adjustments, if any, resulting therefrom are reflected in income currently. The Company does not discount its loss revenues.

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (h)    Income Taxes

                Prior to the formation of the Company, PEGI had elected to be taxed as an S Corporation under the provision of the Internal Revenue Code. PEGI's stockholders included in their tax returns the Company's income or loss. Subsequent to the Company's initial public offering the Company became a C Corporation under the provision of the Internal Revenue Code. Accordingly, a provision for income taxes is provided for in the 1997 consolidated financial statements.

         (i)    Use of Estimates

                Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with general accepted accounting principles. Actual results could differ from those estimates. The more significant of these assumptions relate to the liability for unpaid claims and the period over which claims will be settled.

         (j)    Accounting for Stock-Based Compensation

                Statement of Financial Accounting Standard ("SFAS") Number 123, "Accounting for Stock-Based Compensation" was recently issued and is effective for the Company beginning January 1, 1996. SFAS Number 123 requires expanded disclosures of equity-based compensation arrangements with employees and does not require, but encourages compensation cost to be measured based on fair value of the equity instrument when awarded. The Company awarded stock options to certain of its key employees and officers with an option price equal to the Initial Public Offering Price. As a result, there is a compensation cost to be measured.

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      Property and Equipment, Net

                Property and equipment, net consists of the following at March 31, 1997 and December 31, 1996:

                                                                     March 31,              December 31,
                                                                       1997                     1996

                Computer equipment                                 $  317,345                  305,109
                Office equipment                                      109,445                  109,445
                Furniture and fixtures                                263,262                  258,640
                Leasehold improvements                                170,595                  170,595
                                                                      -------                  -------
                                                                  $   860,647                  843,789
                Less accumulated depreciation and
                amortization                                         (344,273)                (313,833)
                                                                      -------                  -------
                                                                    $ 516,374                  529,956
                                                                    =========                  =======

(3)      Stockholder Loan

                In May 1995, the Company entered into a repurchase agreement (the "Agreement") with stockholders whereby the Company agreed to repurchase from them an aggregate of 30 shares (529,412 shares as adjusted) of common stock (the "Shares") of the Company. The purchase price for the Shares was $600,000 (including interest) to be paid in 24 installments of $25,000. The closing of this Agreement was subject to the Company's completion of a $600,000 distribution to the stockholders of the Company, pro rata based on the number of shares of common stock of the Company outstanding and paid to the stockholders of record on the Agreement date, without giving effect to the repurchase. The $600,000 distribution was made by the Company on May 26, 1995.

                At March 31, 1997 and December 31, 1996 the outstanding balance of the above-referenced stockholder loan consists of the following:

                                                                   March 31,              December 31,
                                                                      1997                     1996

                Principal                                          $ 225,000                 300,000
                Unamortized discount (10%)                            (9,538)                (16,534)
                                                                     -------                 -------
                                                                   $ 215,462                 283,466
                                                                     =======                 =======

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                Per a subsequent agreement made with the stockholders, the outstanding loan balance at December 31, 1995 was to be repaid in 23 monthly installments of $25,000 (including interest) commencing in February 1996.

(4)      Major Suppliers and Industry Concentration

                Substantially all of the Company's customers are fast food and family-style restaurant franchises and convenience stores. In addition, substantially all insurance policies written by the Company are underwritten by two insurance carriers.

(5)      Unaudited Pro Forma Information

                Pro forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had the companies filed income tax returns as taxable C Corporation for the three months ended March 31, 1996 and the year ended December 31, 1996.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-Q.

General
The Company is primarily engaged in the property and casualty insurance business as a general agent ("GA") on behalf of the American International Group of Companies ("AIG") and General Accident Insurance Company ("GAIC") and as a reinsurer for certain workers' compensation insurance policies written by the Company on behalf of the AIG.

Pursuant to the general agency agreement with these carriers, the Company is authorized to solicit and bind insurance contracts on behalf of the insurers, collect and account for premiums on business it writes, and request cancellation or nonrenewal of any policy placed by the Company. The Company receives, as compensation pursuant to the terms of these general agency agreements, gross commission of its business at rates which range from 5% to 20%. The Company has written workers' compensation insurance since its inception and in late 1995 began writing other forms of property and casualty insurance (such other forms of insurance being hereinafter referred to as "Package") for family style and fast food restaurants as a GA for GAIC. In June, 1996 GAIC advised the Company that it would no longer accept Package insurance risks for fast food restaurants, but would continue to do so for family style restaurants. The Company is currently in negotiations with another carrier through which it can write this, as well as other forms of property and casualty insurance.

The Company also formed a Reinsurance Subsidiary under the laws of Bermuda and entered into a reinsurance agreement with AIG in late 1996 pursuant to which the reinsurance Subsidiary will act as the reinsurer with respect to certain workers' compensation and employer's liability insurance policies in force with policy inception dates as of January 1, 1996 and subsequent which are written by the Company on behalf of AIG. The Reinsurance Subsidiary receives as compensation pursuant to the terms of the reinsurance agreement the related net written premiums less certain program expenses and commissions and the losses paid associated with the business. Although the Reinsurance Subsidiary will assume the risks associated with the reinsurer, the reinsurance agreement limits the liability of the Reinsurance Subsidiary for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the reinsurance agreement limits the aggregate liability of the Reinsurance Subsidiary for all coverage to an amount not to exceed 70% of the gross written premium for each individual underwriting year.

Because the reinsurance agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the contract and formation of the Reinsurance Subsidiary are accounted for as retroactive reinsurance. Refer to note 1 (g) in the Notes to the Consolidated Financial Statements for a more detailed explanation of the accounting.

The Company collects workers' compensation premiums from the insureds and remits the ceding commission (net of the Company's commission) and reinsurance charge to AIG and remits the net premium to the Reinsurance Subsidiary. Commission income on workers' compensation business is recognized as income when premiums are collected. Package insurance premiums are principally collected by the insurance carrier. The Package insurance carrier remits commissions on Package premiums it collects to the Company monthly. Commission income on Package business is recognized as income when premiums are due.

Reinsurance premiums received by the Reinsurance Subsidiary are earned on a pro-rata basis over the term of the related coverage.

RESULTS OF OPERATIONS
For the three months ended March 31, 1997 and 1996:

Total Revenue

Total revenue for the three months ended March 31, 1997 was $3,037,000 compared to $534,000 for the three months ended March 31, 1996, representing a net increase of $2,503,000. The following table provides a comparison of income for the three month periods ended March 31, 1997 and 1996 by category:

                                                                                                  Percentage
                                                   1997             1996         Net Change         Change
                                                   ----             ----         ----------         ------
Net commission income:
     Workers' compensation                        $432,000        $395,000          $37,000            9.4%
     Package                                      $102,000        $132,000         ($30,000)          22.7%
     Other, net                                   $100,000        ($13,000)        $113,000          869.2%
                                                  --------       ---------         --------          -----
     Total net commission income                  $634,000        $514,000         $120,000           23.3%

Premiums earned                                 $2,044,000              $0       $2,044,000              0%
Investment income                                 $214,000         $20,000         $194,000          970.0%
Other income                                      $145,000              $0         $145,000              0%
                                                  --------       ---------         --------          -----
     Total revenue                              $3,037,000        $534,000       $2,503,000          468.7%
                                                 =========       =========        =========       ========

Workers' compensation:
     Premiums collected                         $4,219,000      $3,867,000         $352,000            9.1%
                                                 =========       =========        =========       ========
     Ratio of net commission income/
     premiums collected                               10.2%           10.2%
                                                 =========       =========

Workers' compensation commission income increased $37,000, or 9.4%, as a result of the increase in premiums collected of $352,000.

Package commission income decreased $30,000, or 22.7%, as a result of GAIC's decision to no longer accept Package insurance risks for fast food restaurants.

Other net commission income increased $113,000 as a result of the introduction of the Small Business Plan which accounted for $63,000 of the increase together with collection of $240,000 of audit premiums which generated an additional $30,000 in commission income.

Premiums earned increased $2,044,000 as a result of the entry by the Reinsurance Subsidiary into the reinsurance business.

Investment income increased $194,000, as a result of the investable funds raised by the Company in its recently concluded initial public offering.

Other income increased $145,000 as a result of the effects of the retroactive insurance accounting treatment of the Reinsurance Subsidiary as discussed more fully in note 1 (g) to the Consolidated Financial Statements.

Total Expenses

Total expenses for the three months ended March 31, 1997 were $2,688,000 compared to $686,000 for the comparative period ended March 31, 1996, representing an increase of $2,002,000. The following table provides a comparison of total expenses for the three month periods ended March 31, 1997 and 1996 by category:

                                                                                                     %-age
                                                 1997            1996            Net Change          Change
                                                 ----            ----            ----------          ------

Personnel expenses                                $560,000         $464,000         $96,000           20.7%
Professional fees                                  $10,000          $34,000       ($24,000)          -70.6%
Occupancy expenses                                 $78,000          $40,000         $38,000           95.0%
Interest expense                                    $7,000          $10,000        ($3,000)          -30.0%
Claims and claim settlement expense             $1,103,000               $0      $1,103,000              0%
Amortization of deferred policy
     acquisition costs                            $737,000               $0        $737,000              0%
Other operating expenses                          $193,000         $138,000         $55,000           39.9%
                                            --------------- ---------------  --------------- ---------------
     Total expenses                             $2,688,000         $686,000      $2,002,000          291.8%
                                                 =========        =========       =========       =========

Personnel expenses increased $96,000, or 20.7% as a result of the hiring of two executives with aggregate annual compensation of $293,000 (including a sales executive with a $25,000 draw) together with a 2% aggregate annual salary increase for all other employees plus the retroactive effects of the salary increases.

Professional fees decreased $24,000, principally as a result of reduced legal and actuarial fees.

Occupancy expenses increased $38,000 as a result of the Company's relocation to larger quarters to accommodate the Company's expansion.

Interest expense decreased $3,000 as a result of a decrease in the principal balance of a loan from a stockholder.

Claim and claim settlement expenses increased $1,103,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Amortization of deferred policy acquisition costs increased $737,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Other operating expenses increased $55,000, primarily related to increased insurance expense of $39,000 and increased travel expenses of $21,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., Directors and Officers Liability Insurance) and increased premiums due to increased limits. Travel expenses increased as a result of the expansion of the business.

Nonoperating Income

Nonoperating income decreased $190,000 as a result of the settlement of a lawsuit related to the cancellation of a broker contract in 1996.

Liquidity and Capital Resources

Historically the Company's principal source of cash has been from the collection of workers' compensation insurance premiums from its insureds.

For the Three Months Ended March 31, 1997

Net cash and cash equivalents were $19,022,000 at March 31, 1997 (net of premiums payable of $3,952,000). Net cash provided by operating activities increased to $7,071,000 from $1,371,000 in 1996, an increase of $5,7000,000.
This increase resulted primarily from an increase in reinsurance premiums collected of $7,489,000, offset by an increase in net premiums paid of $825,000, an increase in dividend trust funds paid of $670,000, an increase in expenses paid of $97,000, and a decrease in litigation proceeds of $190,000. The increase in reinsurance premiums is a result of the commencement of reinsurance operations by the Reinsurance Subsidiary. The increase in net premiums paid is the result of the remitting of premiums payable by the Company to the Reinsurance Subsidiary on a more timely basis so as to provide for a greater investment yield.

Cash flows used in investing activities increased to $10,327,000 in the three months ended March 31, 1997 from ($50,000) in the three months ended March 31, 1996, an increase of $10,377,0000. This increase resulted primarily from the proceeds from the issuance of common stock of $10,402,000.

The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs for at least the next twelve months, including expected capital expenditures and working capital to fund operations.

Item 1.  Legal Proceedings.

         Not Applicable

Item 2.  Changes in Securities.

         Not Applicable

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5.  Other Materially Important Events.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

         Not Applicable

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Preferred Employers Holdings, Inc.
                                           ----------------------------------
                                                      (Registrant)


Date:    May 9, 1997                   /s/ William R. Dresback
         -----------                   ---------------------------------------
                                  By:  William R. Dresback
                                       Senior Vice President and
                                       Chief Financial Officer (and duly
                                       authorized to sign on behalf of the
                                       Registrant)