Form 10-Q
period 1997-06-30
PREFERRED EMPLOYERS HOLDINGS INC
filed 1997-08-08
CIK 1023695

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR
(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transaction period from __________________ to __________________

                           Commission File No. 1-12677

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    65-0698779
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    10800 Biscayne Boulevard, Miami, Florida
                      ------------------------------------
                    (Address of principal executive offices)

                                      33161
                                     -------
                                   (Zip Code)

                                 (305) 893-4040
                  --------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X   No _______
                                    --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by a check mark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) if the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Not Applicable X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997 was:

                          Common Stock 4,725,000 shares
                           (Par value $.01 per share)

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX


PART I    -   FINANCIAL INFORMATION                                   PAGE
------------------------------------                                  ----

Item-1    -   Quarterly Financial Statements

         Consolidated Balance Sheets                                   4

         Consolidated Statements of Operations                         5  &  6

         Consolidated Statements of Cash Flows                         7  &  8

         Notes to Consolidated Financial Statements                    9  -  15

Item-2    -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations            16 -  23



PART II   -   OTHER INFORMATION
--------------------------------
Item-1    -   Legal Proceedings                                        24

Item-2    -   Changes in Securities                                    24

Item-3    -   Defaults Upon Senior Securities                          24

Item-4    -   Submission of Matters to a Vote of
              Security Holders                                         24

Item-5    -   Other Materially Important Events                        24

Item-6    -   Exhibits and Reports on Form 8-K                         24



SIGNATURE                                                              25
---------

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 June 30, 1997 (unaudited) and December 31, 1996

                                                                   December 31,
ASSETS:                                          June 30, 1997         1996
=========================================        -------------     ------------
Cash and invested cash                             $23,626,055       $5,591,140
Commissions and premiums receivable, net              $123,519       $3,929,416
Accrued interest receivable                           $173,941               $0
Security deposits                                      $22,736          $23,136
Property and equipment, net                           $500,827         $529,956
Other assets                                           $53,275         $228,794
                                                  ------------     ------------
Total assets                                       $24,500,353      $10,302,442
                                                  ============     ============
LIABILITIES AND
STOCKHOLDERS' EQUITY:
=========================================
Liabilities:
   Premiums payable                                 $3,409,869       $3,585,590
   Accounts payable                                 $1,371,884         $372,690
   Stockholder loan                                   $145,550         $283,466
   Commission payable                                 $426,083         $509,357
   Reserve for unpaid claims                        $2,551,069         $199,390
   Unearned premiums                                  $937,081       $1,888,977
   Deferred reinsurance income, net                   $640,144       $1,334,401
   Other liabilities                                $3,648,010       $1,733,902
                                                  ------------     ------------
   Total liabilities                               $13,129,690       $9,907,773
                                                  ------------     ------------
Stockholders' equity:
   Common stock, $.01 par value.  Authorized
   10,000,000 shares; issued 5,254,412 shares          $52,544          $35,294
   in 1997 and 3,529,412 in 1996
Paid-in capital                                    $10,367,074            $0.00
Retained earnings                                   $1,456,602         $864,932
                                                  ------------     ------------
Total stockholders' equity                         $11,876,220         $900,226
Treasury stock, at cost - 529,412 shares             ($505,557)       ($505,557)
                                                  ------------     ------------
Net stockholders' equity                           $11,370,663         $394,669
Commitments and contingencies
                                                  ------------     ------------
Total liabilities and stockholders' equity         $24,500,353      $10,302,442
                                                  ============     ============

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                For the three months ended June 30, 1997 and 1996
                                   (unaudited)

                                                June 30,            June 30,
                                                  1997                1996
Revenues:                                   --------------       --------------
Commission income, net                            $497,072             $665,600
Premiums earned                                 $2,625,364                   $0
Investment income                                 $505,994              $30,582
Other income                                      $142,977                   $0
                                              ------------         ------------
Total revenue                                   $3,771,407             $696,182
                                              ------------         ------------
Expenses:
Personnel expenses                                $595,181             $564,106
Professional fees                                  $49,724              $33,168
Occupancy expenses                                 $77,482              $60,941
Interest expense                                    $5,088              $12,718
Claims and claim settlement expenses            $1,422,830                   $0
Amortization of deferred policy acquisition
  costs                                           $952,255                   $0
Other operating expenses                          $256,598             $130,582
                                              ------------         ------------
Total expenses                                  $3,359,158             $801,515
                                              ------------         ------------
Operating income (loss)                           $412,249            ($105,333)
Nonoperating income                                     $0                   $0
                                              ------------         ------------
Income (loss) before income taxes                 $412,249            ($105,333)
Income taxes                                       $41,233                   $0
                                              ------------         ------------
Net income (loss)                                 $371,016            ($105,333)
                                              ============         ============
Income per share                                     $0.09
                                              ============
Weighted average shares outstanding              4,298,619
                                              ============
Proforma information (unaudited):
   Historical income (loss) before income taxes                       ($105,333)
   Proforma income tax provision (benefit)                             ($39,289)
   Proforma net income (loss)                                          ($66,044)
   Proforma income (loss) per share                                      ($0.02)
   Weighted average shares outstanding                                3,000,000

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
           For the six months ended June 30, 1997 and 1996 (unaudited)

                                                 June 30,          June 30,
                                                   1997              1996
Revenues:                                     --------------    --------------
Commission income, net                            $1,131,386        $1,179,415
Premiums earned                                   $4,669,794                $0
Investment income                                   $719,646           $50,952
Other income                                        $288,061                $0
                                                ------------      ------------
Total revenue                                     $6,808,887        $1,230,367
                                                ------------      ------------
Expenses:
Personnel expenses                                $1,154,698        $1,027,861
Professional fees                                    $59,268           $67,368
Occupancy expenses                                  $155,501          $101,232
Interest expense                                     $12,084           $22,258
Claims and claim settlement expenses              $2,526,147                $0
Amortization of deferred policy acquisition       $1,689,564
  costs                                                                     $0
Other operating expenses                            $449,133          $268,312
                                                ------------      ------------
Total expenses                                    $6,046,395        $1,487,031
                                                ------------      ------------
Operating income (loss)                             $762,492         ($256,664)
Nonoperating income                                       $0          $190,000
                                                ------------      ------------
Income (loss) before income taxes                   $762,492          ($66,664)
Income taxes                                        $170,823                $0
                                                ------------      ------------
Net income (loss)                                   $591,669          ($66,664)
                                                ============      ============
Income per share                                       $0.14
                                                ============
Weighted average shares outstanding                4,298,619
                                                ============
Proforma information (unaudited):
   Historical income (loss) before income taxes                       ($66,664)
   Proforma income tax provision (benefit)                            ($24,866)
   Proforma net income (loss)                                         ($41,798)
   Proforma income (loss) per share                                     ($0.01)
   Weighted average shares outstanding                               3,000,000

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1997 and 1996
                                   (unaudited)

                                                    June 30,           June 30,
                                                      1997               1996
Cash flows from operating activities:         --------------     --------------
   Premiums collected                            $10,578,842        $11,351,642
   Reinsurance premiums collected, net           $10,150,768                 $0
   Nonoperating income                                    $0           $190,000
   Interest received                                $452,716            $50,952
   Premiums paid                                 ($9,809,535)       ($7,828,164)
   Expenses paid                                 ($1,788,160)       ($1,396,051)
   Dividend trust funds received                          $0                 $0
   Dividend trust funds paid                     ($1,250,087)                $0
   Other income                                    ($288,061)                $0
   Other, net                                      ($202,598)           $89,330
                                                 ------------       -----------
Net cash provided by operating activities         $7,843,885         $2,457,709
                                                 ------------      ------------
Cash flows used in investing activities:
   Purchase of property and equipment               ($43,295)          ($46,777)
                                                 ------------      ------------
Net cash used in investing activities               ($43,295)          ($46,777)
                                                 ------------      ------------
Cash flows provided by (used in)
  financing activities:
   Issuance common stock, net                    $10,384,324                 $0
   Repayment of stockholder loan                   ($150,000)         ($125,000)
                                                 ------------      ------------
Net cash provided by (used in) financing
  activities                                     $10,234,324          ($125,000)
                                                 ------------      ------------
Net increase in cash                             $18,034,914         $2,285,932
Cash and invested cash beginning of period        $5,591,140         $2,819,829
                                                 ------------      ------------
Cash and invested cash end of period             $23,626,054         $5,105,761
                                                 ============      ============

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                June 30,            June 30,
                                                  1997                1996
                                            --------------         ------------
Reconciliation   of  net  income  (loss)
  to  net  cash  provided  by  operating
  activities:
   Net income (loss)                              $591,669             ($66,664)
                                              ------------         ------------
Adjustments to reconcile net income loss)
  to net cash provided by operating
  activities:
   Depreciation expense                            $72,424              $49,483
   Amortization of note discount                   $12,084              $22,258
   Amortization of deferred policy
    acquisition costs                           $1,689,564                   $0
   Changes in assets and liabilities:
   Decrease (increase) in:
      Commission and premiums receivable        $3,805,897            ($134,238)
      Accrued interest receivable                ($173,941)                  $0
      Deferred policy acquisition costs        ($1,689,564)                  $0
      Security deposits                               $400                 $850
      Other assets                                $175,519              $22,323
   Increase (decrease) in:
      Premiums payable                           ($175,721)          $2,344,064
      Accounts payable                            $999,194             $124,625
      Commissions payable                         ($83,274)            $297,548
      Reserve for unpaid claims                 $2,351,679                   $0
      Unearned premiums                          ($951,896)                  $0
      Deferred reinsurance income, net           ($694,257)                  $0
      Other liabilities                         $1,914,108            ($202,540)
                                               ------------        ------------
       Total adjustments                        $7,252,216           $2,524,373
                                               ------------        ------------

Net cash provided by operating activities       $7,843,885           $2,457,709
                                               ============        ============

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 June 30, 1997 (Unaudited) and December 31, 1996

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

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission of Form 10-K on May 9, 1997.

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

          (c)   Cash and Invested Cash

                The Company considers cash in banks, money market accounts and other invested cash as cash and invested cash.

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

          (e)   Premiums Payable

                Premiums which are collected from insureds are reported as assets of the Company and as corresponding liabilities to the insurance carriers. Premiums received from insureds but not yet remitted to the carriers are held as invested cash in a fiduciary capacity.

          (f)   Commission Income

                Commission income is recognized when premiums are received. Any subsequent commission (f) adjustments, including policy cancellations, are recognized upon notification from the insurance carrier or broker.

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

                The effects of prospective and retroactive reinsurance accounting treatment is illustrated below. The prospective method assumed that the Agreement incepts on January 1, 1996, has a loss ratio of 51.5%, acquisition costs of 33.83%, aggregate net premiums written of approximately $15 million ($12,600,000 relating to the period January 1 through September 30, 1996) and an investment yield of 6.5% on net cash flows. The retroactive (deposit) method uses the same assumptions except that since the Agreement was not executed until October 1996,

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                any investment income on net cash flows earned for the period January through September 1996 are deferred and recognized as "Other income" over the payment period of the remaining claim liabilities.

                Income before income taxes recognized, and estimated to be recognized in the periods reflected at left follows:

                                                                             Composite
                                                          Prospective       Retroactive/
                                                            Method          Prospective          Income
                                                         (Pro Forma)         (Actual)           Deferred
                                                         ------------       ------------        --------
               Year ended December 31, 1996              $  1,658,000           $324,000        $1,334,000
                                                         ------------       ------------        ----------
               Quarter ended March 31, 1997                   559,000            360,000           199,000
               Quarter ended June 30, 1997                    360,000            372,000           (12,000)
               Quarter ended September 30, 1997               240,000            360,000          (120,000)
               Quarter ended December 31, 1997                129,000            280,000          (151,000)
                                                         ------------       ------------        ----------
               Year ended December 31, 1997                 1,288,000          1,372,000           (84,000)
                                                         ------------       ------------        ----------
               Years ended December 31,
               1998-2001                                    1,314,000          2,564,000        (1,250,000)
                                                         ------------       ------------        ----------

               Total                                       $4,260,000         $4,260,000          $  - 0 -
                                                         ============       ============        ==========


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

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         (j)    Accounting for Stock-Based Compensation

                Statement of Financial Accounting Standard ("SFAS") Number 123, "Accounting for Stock-Based Compensation" was recently issued and is effective for the Company beginning January 1, 1996. SFAS Number 123 requires expanded disclosures of equity-based compensation arrangements with employees and does not require, but encourages compensation cost to be measured based on fair value of the equity instrument when awarded. The Company awarded stock options to certain of its key employees and officers with an option price equal to the Initial Public Offering Price. As a result, there is no compensation cost to be measured.

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      Property and Equipment, Net

              Property and equipment, net consists of the following at June 30, 1997 and December 31, 1996:

                                                  June 30,          December 31,
                                                    1997                1996
                                                    ----                ----
              Computer equipment                 $ 324,630            305,109
              Office equipment                     109,445            109,445
              Furniture and fixtures               265,112            258,640
              Leasehold improvements               177,480            170,595
                                                   -------            -------
                                                 $ 876,667            843,789
              Less accumulated depreciation
              and amortization                    (375,841)          (313,833)
                                                   -------            -------
                                                 $ 500,826            529,956
                                                   =======            =======

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

              At June 30, 1997 and December 31, 1996 the outstanding balance of the above-referenced stockholder loan consists of the following:

                                                  June 30,          December 31,
                                                    1997                1996
                                                    ----                ----
              Principal                         $ 150,000               300,000
              Unamortized discount (10%)           (4,550)              (16,534)
                                                    -----                ------
                                                $ 145,550               283,466
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

(5)      Unaudited Pro Forma Information

                Pro forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had the companies filed income tax returns as taxable C Corporation for the three month and six month periods ended June 30, 1996.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-Q.

General

The Company is primarily engaged in the property and casualty insurance business as a general agent ("GA") on behalf of the American International Group of Companies ("AIG"), General Accident Insurance Company ("GAIC") and the Kemper Insurance Companies ("Kemper") and as a reinsurer for certain workers' compensation insurance policies written by the Company on behalf of the AIG.

Pursuant to the general agency agreement with these carriers, the Company is authorized to solicit and bind insurance contracts on behalf of the insurers, collect and account for premiums on business it writes, and request cancellation or nonrenewal of any policy placed by the Company. The Company receives, as compensation pursuant to the terms of these general agency agreements, gross commission of its business at rates which range from 5% to 20%. The Company has written workers' compensation insurance since its inception and in late 1995 began writing other forms of property and casualty insurance (such other forms of insurance being hereinafter referred to as "Package") for family style and fast food restaurants as a GA for GAIC. In June, 1996 GAIC advised the Company that it would no longer accept Package insurance risks for fast food restaurants, but would continue to do so for family style restaurants. As a result, the Company became a GA for Kemper during March 1997, through which it can write this, as well as other forms of property and casualty insurance and workers' compensation insurance.

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

RESULTS OF OPERATIONS
For the three months ended June 30, 1997 and 1996:

Total Revenue

Total revenue for the three months ended June 30, 1997 was $3,771,000 compared to $696,000 for the three months ended June 30, 1996, representing a net increase of $3,075,000. The following table provides a comparison of income for the three month periods ended June 30, 1997 and 1996 by category:

                                                                                              Percentage
                                                1997             1996       Net Change          Change
                                                ----             ----       ----------        -----------
Net commission income:
     Workers' compensation                     $360,000        $403,000      ($43,000)           (10.7%)
     Package                                    $68,000        $265,000     ($197,000)           (73.5%)
     Other, net                                 $69,000         ($3,000)      $72,000                --
                                             ----------      ----------    ----------        ----------
     Total net commission income               $497,000        $665,000     ($168,000)           (25.3%)

Premiums earned                              $2,625,000              $0    $2,625,000                --
Investment income                              $506,000         $31,000      $475,000                --
Other income                                   $143,000              $0      $143,000                --
                                             ----------      ----------    ----------        ----------
     Total revenue                           $3,771,000        $696,000    $3,075,000            441.8%
                                             ==========      ==========    ==========        ==========

Workers' compensation:
     Premiums collected                      $3,748,000      $4,050,000     ($302,000)            (7.5%)
                                             ==========      ==========    ==========        ==========
     Ratio of net commission income/
     premiums collected                           10.0%           10.0%
                                             ==========      ==========

Workers' compensation commission income decreased $43,000, or 10.7%, as a result of the decrease in premiums collected of $302,000, which is attributable to the decrease in the workers' compensation book of business.

Package commission income decreased $197,000, or 73.5%, as a result of GAIC's decision to no longer accept Package insurance risks for fast food restaurants.

Other, net commission income increased $72,000 as a result of the introduction of the Small Business Plan which accounted for $56,000 of the increase together with collection of $120,000 of audit premiums which generated an additional $15,000 in commission income.

Premiums earned increased $2,625,000 as a result of the entry by the Reinsurance Subsidiary into the reinsurance business.

Investment income increased $475,000, as a result of the investable funds raised by the Company in its recently concluded initial public offering and premiums received by the Reinsurance Subsidiary.

Other income increased $143,000 as a result of the effects of the retroactive insurance accounting treatment of the Reinsurance Subsidiary as discussed more fully in note 1 (g) to the Consolidated Financial Statements.

Total Expenses

Total expenses for the three months ended June 30, 1997 were $3,359,000 compared to $802,000 for the comparative period ended June 30, 1996, representing an increase of $2,557,000. The following table provides a comparison of total expenses for the three month periods ended June 30, 1997 and 1996 by category:

                                                                                                   %-age
                                                 1997             1996         Net Change         Change
                                                 ----             ----         ----------         ------
Personnel expenses                              $595,000        $564,000          $31,000            5.5%
Professional fees                                $50,000         $33,000          $17,000           51.5%
Occupancy expenses                               $77,000         $61,000          $16,000           26.2%
Interest expense                                  $5,000         $13,000         ($8,000)          (61.5%)
Claims and claim settlement expense           $1,423,000              $0       $1,423,000              --
Amortization of deferred policy
     acquisition costs                          $952,000              $0         $952,000              --
Other operating expenses                        $257,000        $131,000         $126,000           96.2%
                                              ----------      ----------       ----------      ----------
     Total expenses                           $3,359,000        $802,000       $2,557,000          318.8%


Personnel expenses increased $31,000, or 5.5% as a result of the hiring of two executives with aggregate annual compensation of $293,000 (including a sales executive with a $25,000 draw) together with a 2% aggregate annual salary increase for all other employees plus the retroactive effects of the salary increases.

Professional fees increased $17,000, principally as a result of increased audit and accounting fees.

Occupancy expenses increased $16,000 as a result of the Company's relocation to larger quarters to accommodate the Company's expansion.

Interest expense decreased $8,000 as a result of a decrease in the principal balance of a loan from a stockholder.

Claim and claim settlement expenses increased $1,423,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Amortization of deferred policy acquisition costs increased $952,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Other operating expenses increased $126,000, primarily related to increased insurance expense of $56,000, increased relocation expense of $37,000, increased depreciation expense of $31,000, and increased travel expenses of $18,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., Directors and Officers Liability Insurance) and increased premiums due to increased limits. Relocation expense increased due to the two executives hired as discussed above. Depreciation expense increased consistent with the Company's relocation as discussed above. Travel expenses increased as a result of the expansion of the business.

RESULTS OF OPERATIONS
For the six months ended June 30, 1997 and 1996:

Total Revenue

Total revenue for the six months ended June 30, 1997 was $6,809,000 compared to $1,230,000 for the six months ended June 30, 1996, representing a net increase of $5,579,000. The following table provides a comparison of income for the six month periods ended June 30, 1997 and 1996 by category:

                                                       Percentage
                                                1997             1996         Net Change         Change
                                                ----             ----         ----------         ------
Net commission income:
     Workers' compensation                     $790,000        $798,000          ($8,000)         (1.0%)
     Package                                   $170,000        $397,000        ($227,000)        (57.2%)
     Other, net                                $171,000       ($ 16,000)        $187,000             --
                                             ----------      ----------       ----------      ---------
     Total net commission income             $1,131,000      $1,179,000         ($48,000)         (4.1%)

Premiums earned                              $4,670,000              $0       $4,670,000             --
Investment income                              $720,000         $51,000         $669,000             --
Other income                                   $288,000              $0         $288,000             --
                                             ----------      ----------       ----------      ---------
     Total revenue                           $6,809,000      $1,230,000       $5,579,000         453.6%
                                             ==========      ==========       ==========      =========

Workers' compensation:
     Premiums collected                      $7,967,000      $7,918,000         ($49,000)           .6%
                                             ==========      ==========       ==========      =========
     Ratio of net commission income/
     premiums collected                           10.0%           10.1%
                                             ==========      ==========

Workers' compensation commission income remained constant for the periods presented.

Package commission income decreased $227,000, or 57.2%, as a result of GAIC's decision to no longer accept Package insurance risks for fast food restaurants.

Other net commission income increased $187,000 as a result of the introduction of the Small Business Plan which accounted for $120,000 of the increase together with collection of $500,000 of audit premiums which generated an additional $65,000 in commission income.

Premiums earned increased $4,670,000 as a result of the entry by the Reinsurance Subsidiary into the reinsurance business.

Investment income increased $669,000, as a result of the investable funds raised by the Company in its recently concluded initial public offering and premiums received by the Reinsurance Subsidiary.

Other income increased $288,000 as a result of the effects of the retroactive insurance accounting treatment of the Reinsurance Subsidiary as discussed more fully in note 1 (g) to the Consolidated Financial Statements.

Total Expenses

Total expenses for the six months ended June 30, 1997 were $6,046,000 compared to $1,487,000 for the comparative period ended June 30, 1996, representing an increase of $4,559,000. The following table provides a comparison of total expenses for the six month periods ended June 30, 1997 and 1996 by category:


                                                                                                   %-age
                                                 1997             1996         Net Change         Change
                                                 ----             ----         ----------         ------
Personnel expenses                            $1,155,000      $1,028,000         $127,000          12.4%
Professional fees                                $59,000         $67,000          ($8,000)        (11.9%)
Occupancy expenses                              $155,000        $101,000          $54,000          53.5%
Interest expense                                 $12,000         $22,000        ( $10,000)        (45.5%)
Claims and claim settlement expense           $2,526,000              $0       $2,526,000             --
Amortization of deferred policy
     acquisition costs                        $1,690,000              $0       $1,690,000             --
Other operating expenses                        $449,000        $269,000         $180,000          66.9%
                                              ----------      ----------       ----------      ---------
     Total expenses                           $6,046,000      $1,487,000       $4,559,000         306.6%
                                              ==========      ==========       ==========      =========

Personnel expenses increased $127,000, or 12.4% as a result of the hiring of two executives with aggregate annual compensation of $293,000 (including a sales executive with a $25,000 draw) together with a 2% aggregate annual salary increase for all other employees plus the retroactive effects of the salary increases.

Professional fees decreased $8,000, principally as a result of reduced audit and accounting fees.

Occupancy expenses increased $54,000, principally as a result of the Company's relocation to larger quarters to accommodate the Company's expansion.

Interest expense decreased $10,000 as a result of a decrease in the principal balance of a loan from a stockholder.

Claim and claim settlement expenses increased $2,526,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Amortization of deferred policy acquisition costs increased $1,690,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Item 1. Legal Proceedings.

        Not Applicable

Other operating expenses increased $180,000, primarily related to increased insurance expense of $95,000, increased relocation expense of $32,000, increased depreciation expense of $37,000, and increased travel expenses of $38,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., Directors and Officers Liability Insurance) and increased premiums due to increased limits. Relocation expense increased due to the two executives hired as discussed above. Depreciation expense increased consistent with the Company's relocation as discussed above. Travel expenses increased as a result of the expansion of the business.

Nonoperating Income

Nonoperating income decreased $190,000 as a result of the settlement of a lawsuit related to the cancellation of a broker contract in 1996.

Liquidity and Capital Resources

Historically the Company's principal source of cash has been from the collection of workers' compensation insurance premiums from its insureds.

For the Six Months Ended June 30, 1997

Net cash and invested cash were $20,216,000 at June 30, 1997 (net of premiums payable of $3,410,000). Net cash provided by operating activities increased to $7,844,000 from $2,458,000 in 1996, an increase of $5,386,000. This increase resulted primarily from an increase in reinsurance premiums collected of $10,151,000, offset by an increase in net premiums paid of $1,982,000, an increase in dividend trust funds paid of $1,250,000, an increase in expenses paid of $392,000, a decrease in premiums collected of $773,000 and a decrease in litigation proceeds of $190,000. The increase in reinsurance premiums is a result of the commencement of reinsurance operations by the Reinsurance Subsidiary. The increase in net premiums paid is the result of the remitting of premiums payable by the Company to the Reinsurance Subsidiary on a more timely basis so as to provide for a greater investment yield.

Cash flows used in investing activities increased to $10,234,000 in the six months ended June 30, 1997 from ($125,000) in the six months ended June 30, 1996, an increase of $10,359,0000. This increase resulted primarily from the proceeds from the issuance of common stock of $10,384,000.

The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs, including expected capital expenditures and working capital to fund operations.

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

                                    SIGNATURE
                                  --------------

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Preferred Employers Holdings, Inc.
                                              ----------------------------------
                                                          (Registrant)



Date:     August 6, 1997                    /s/ WILLIAM R. DRESBACK
          --------------                    ------------------------------------
                                            By: William R. Dresback
                                                Senior Vice President and
                                                Chief Financial Officer (andduly
                                                authorized to sign on behalf of
                                                the Registrant)