Form 10-Q
period 1997-09-30
PREFERRED EMPLOYERS HOLDINGS INC
filed 1997-11-14
CIK 1023695

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the transaction period from                  to
                                     ------------------  ------------------

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

                    10800 Biscayne Boulevard, Miami, Florida
                    -----------------------------------------
                    (Address of principal executive offices)

                                      33161
                                    --------
                                   (Zip Code)

                                 (305) 893-4040
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                   -------  -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by a check mark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) if the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Not Applicable X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997 was:

                    Common Stock                  4,725,000 shares
                           (Par value $.01 per share)

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX


PART     I    -   FINANCIAL INFORMATION                            PAGE
---------------------------------------                            ----

Item-1        -   Quarterly Financial Statements

         Consolidated Balance Sheets                                4

         Consolidated Statements of Operations                      5 & 6

         Consolidated Statements of Cash Flows                      7  &  8

         Notes to Consolidated Financial Statements                 9  -  15

Item-2        -   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    16  -  23



PART     II   -   OTHER INFORMATION
-----------------------------------

Item-1        -   Legal Proceedings                                24

Item-2        -   Changes in Securities                            24

Item-3        -   Defaults Upon Senior Securities                  24

Item-4        -   Submission of Matters to a Vote of
                  Security Holders                                 24

Item-5        -   Other Materially Important Events                24

Item-6        -   Exhibits and Reports on Form 8-K                 24


SIGNATURE                                                          25
---------

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
              September 30, 1997 (unaudited) and December 31, 1996

                                                              September 30,          December 31,
ASSETS:                                                           1997                  1996
                                                              ------------          ------------
Cash and invested cash                                         $25,687,006            $5,591,140
Commissions and premiums receivable, net                         $136, 204            $3,929,416
Accrued interest receivable                                       $234,756                    $0
Security deposits                                                  $26,706               $23,136
Property and equipment, net                                       $498,503              $529,956
Other assets                                                       $49,879              $228,794
                                                              ------------          ------------
Total assets                                                   $26,633,056           $10,302,442
                                                              ============          ============
STOCKHOLDERS' EQUITY:

Liabilities:
   Premiums payable                                             $3,772,303            $3,585,590
   Accounts payable                                             $2,464,359              $372,690
   Stockholder loan                                                $73,728              $283,466
   Commissions payable                                            $318,659              $509,357
   Reserve for unpaid claims                                    $4,295,140              $199,390
   Unearned premiums                                                    $0            $1,888,977
   Deferred reinsurance income, net                               $279,980            $1,334,401
   Other liabilities                                            $3,775,312            $1,733,902
                                                              ------------          ------------
   Total liabilities                                           $14,979,482            $9,907,773
                                                              ------------          ------------
Stockholders' equity:
   Common stock, $.01 par value.  Authorized
   10,000,000 shares; issued 5,254,412 shares                      $52,544               $35,294
   in 1997 and 3,529,412 in 1996
Paid-in capital                                                $10,367,074                 $0.00
Retained earnings                                               $1,739,513              $864,932
                                                              ------------          ------------
Total stockholders' equity                                     $12,159,131              $900,226
Treasury stock, at cost - 529,412 shares                        ($505,557)            ($505,557)
                                                              ------------          ------------
Net stockholders' equity                                       $11,653,574              $394,669
Commitments and contingencies
                                                              ------------          ------------
Total liabilities and stockholders' equity                     $26,633,056           $10,302,442
                                                              ============          ============

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
       For the three months ended September 30, 1997 and 1996 (unaudited)

                                                          September 30,            September 30,
                                                               1997                    1996
                                                          -------------           --------------
Revenues:
Commission income, net                                         $648,522                 $650,252
Premiums earned                                              $3,368,045                       $0
Investment income                                              $383,855                  $28,653
Other income                                                   $138,538                       $0
                                                           ------------             ------------
Total revenue                                                $4,538,990                 $678,905
                                                           ------------             ------------
Expenses:
Personnel expenses                                             $647,774                 $463,086
Professional fees                                              $127,833                  $12,792
Occupancy expenses                                              $80,205                  $63,518
Interest expense                                                 $3,178                  $10,811
Claims and claim settlement expenses                         $1,831,305                       $0
Amortization of deferred policy acquisition
  costs                                                      $1,227,047                       $0
Other operating expenses                                       $297,017                 $133,212
                                                           ------------             ------------
Total expenses                                               $4,214,359                 $683,419
                                                           ------------             ------------
Operating income (loss)                                        $324,630                 ($4,514)
Nonoperating income                                                  $0                       $0
                                                           ------------             ------------
Income (loss) before income taxes                              $324,630                 ($4,517)
Income taxes                                                    $41,719                       $0
                                                           ------------             ------------
Net income (loss)                                              $282,911                 ($4,514)
                                                           ============             ============
Income per share                                                  $0.06
                                                           ============
Weighted average shares outstanding                           4,725,000
                                                           ============
Proforma information (unaudited):
   Historical (loss) before income taxes                                                ($4,514)
   Proforma income tax benefit                                                          ($1,684)
   Proforma net (loss)                                                                   ($2,830
   Proforma (loss) per share                                                                  $0
   Weighted average shares outstanding                                                 3,000,000

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
        For the nine months ended September 30, 1997 and 1996 (unaudited)

                                                       September 30,            September 30,
                                                           1997                     1996
                                                       -------------            -------------
Revenues:
Commission income, net                                   $1,779,908               $1,829,667
Premiums earned                                          $8,037,839                       $0
Investment income                                        $1,103,531                  $79,605
Other income                                               $426,599                       $0
                                                       ------------             ------------
Total revenue                                           $11,347,877               $1,909,272
                                                       ------------             ------------
Expenses:
Personnel expenses                                       $1,802,472               $1,490,947
Professional fees                                          $187,101                  $80,160
Occupancy expenses                                         $235,706                 $164,750
Interest expense                                            $15,262                  $33,069
Claims and claim settlement expenses                     $4,357,452                       $0
Amortization of deferred policy acquisition
  costs                                                  $2,916,611                       $0
Other operating expenses                                   $746,150                 $401,524
                                                       ------------             ------------
Total expenses                                          $10,260,754               $2,170,450
                                                       ------------             ------------
Operating income (loss)                                  $1,087,122               ($261,178)
Nonoperating income                                              $0                 $190,000
                                                       ------------             ------------
Income (loss) before income taxes                        $1,087,122                ($71,175)
Income taxes                                               $212,542                       $0
                                                       ------------             ------------
Net income (loss)                                          $874,580                ($71,178)
                                                       ============             ============
Income per share                                              $0.20
                                                       ============
Weighted average shares outstanding                       4,442,308
                                                       ============
Proforma information (unaudited):
   Historical (loss) before income taxes                                           ($71,178)
   Proforma income tax benefit                                                     ($26,549)
   Proforma net (loss)                                                             ($44,629)
   Proforma (loss) per share                                                         ($0.01)
   Weighted average shares outstanding                                             3,000,000

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                For the nine months ended September 30, 1997 and
                                1996 (unaudited)

                                                               September 30,           September 30,
                                                                   1997                    1996
                                                               --------------          --------------
Cash flows from operating activities:
   Premiums collected                                            $15,278,703             $16,800,971
   Reinsurance premiums collected, net                           $11,539,806                      $0
   Nonoperating income                                                    $0                $190,000
   Interest received                                                $970,431                 $79,605
   Premiums paid                                               ($13,651,007)           ($12,807,698)
   Expenses paid                                                ($2,830,376)            ($1,721,462)
   Dividend trust funds received                                  $2,120,347                      $0
   Dividend trust funds paid                                    ($2,578,285)                      $0
   Other income                                                   ($426,599)                      $0
   Other, net                                                     ($445,507)                (46,521)
                                                                ------------            ------------
Net cash provided by operating activities                         $9,977,513              $2,494,895
                                                                ------------            ------------
Cash flows used in investing activities:
   Purchase of property and equipment                              ($40,971)               ($95,173)
                                                                ------------            ------------
Net cash used in investing activities                              ($40,971)               ($95,173)
                                                                ------------            ------------
Cash flows provided by (used in) financing activities:
   Issuance common stock, net                                    $10,384,324                      $0
   Repayment of stockholder loan                                  ($225,000)              ($200,000)
                                                                ------------            ------------
Net cash provided by (used in) financing
  activities                                                     $10,159,324              ($200,000)
                                                                ------------            ------------
Net increase in cash                                             $20,095,866              $2,199,722

Cash and invested cash beginning of period                        $5,591,140              $2,819,829
                                                                ------------            ------------
Cash and invested cash end of period                             $25,687,006              $5,019,551
                                                                ============            ============

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                        September 30,         September 30,
                                                            1997                  1996
                                                        ------------          -------------
Reconciliation of net income (loss) to net cash
  provided by operating activities:
   Net income (loss)                                       $874,580             ($71,178)
                                                        -----------             -----------
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation expense                                     $72,424              $82,882
   Amortization of note discount                            $15,262              $33,069
   Amortization of deferred policy acquisition
      costs                                              $2,916,611                   $0
   Changes in assets and liabilities:
   Decrease (increase) in:
      Commission and premiums receivable                 $3,793,212             ($35,546)
      Accrued interest receivable                         ($234,756)                  $0
      Deferred policy acquisition costs                 ($2,916,611)                  $0
      Security deposits                                     ($3,570)                $850
      Other assets                                         $178,915             ($55,640)
   Increase (decrease) in:
      Premiums payable                                     $186,713           $2,101,395
      Accounts payable                                   $2,091,669             $182,317
      Commissions payable                                 ($190,698)            $351,451
      Reserve for unpaid claims                          $4,095,750                   $0
      Unearned premiums                                 ($1,888,977)                  $0
      Deferred reinsurance income, net                  ($1,054,421)                  $0
      Other liabilities                                  $2,041,410             ($94,705)
                                                        -----------           ----------
       Total adjustments                                 $9,102,933           $2,566,073
                                                        -----------           ----------
Net cash provided by operating activities                $9,977,513           $2,494,895
                                                        ===========           ==========

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              September 30, 1997 (Unaudited) and December 31, 1996

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

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission of Form 10-K on May 9, 1997.

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

                Retroactive reinsurance accounting does not change the amount of income to be recognized, but rather extends the period of recognition from one year, the period of coverage, to six years, the period over which claims liabilities from the business are expected to be settled. Cash flows from the reinsurance transactions are not affected by the accounting treatment.

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

                Income before income taxes recognized, and estimated to be recognized in the periods reflected at left follows:

                                                                              Composite
                                                            Prospective      Retroactive/
                                                              Method         Prospective         Income
                                                            (Pro Forma)        (Actual)          Deferred
                                                             ----------       ----------       -----------
               Year ended December 31, 1996                  $1,658,000       $  324,000       $1,334,000
                                                             ----------       ----------       -----------
               Quarter ended March 31, 1997                     559,000          360,000          199,000
               Quarter ended June 30, 1997                      360,000          372,000          (12,000)
               Quarter ended September 30, 1997                 240,000          360,000         (120,000)
               Quarter ended December 31, 1997                  129,000          280,000         (151,000)
                                                             ----------       ----------       ----------
               Year ended December 31, 1997                   1,288,000        1,372,000          (84,000)
                                                             ----------       ----------       ----------
               Years ended December 31,
               1998-2001                                      1,314,000        2,564,000       (1,250,000)
                                                             ----------       ----------       -----------

               Total                                         $4,260,000       $4,260,000       $    - 0 -
                                                             ==========       ==========       ===========

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

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      Property and Equipment, Net

                Property and equipment, net consists of the following at September 30, 1997 and December 31, 1996:

                                                                  September 30,        December 31,
                                                                       1997                1996
                                                                  -------------        ------------
                Computer equipment                                 $  346,863             305,109
                Office equipment                                      109,445             109,445
                Furniture and fixtures                                268,719             258,640
                Leasehold improvements                                184,528             170,595
                                                                   ----------            --------
                                                                   $  909,555             843,789
                Less accumulated depreciation and
                amortization                                         (411,052)           (313,833)
                                                                   ----------            --------
                                                                   $  498,503             529,956
                                                                   ==========            ========

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

                At September 30, 1997 and December 31, 1996 the outstanding balance of the above-referenced stockholder loan consists of the following:

                                                 September 30,    December 31,
                                                     1997            1996

                Principal                        $   75,000         300,000
                Unamortized discount (10%)           (1,272)        (16,534)
                                                 ----------         -------
                                                 $   73,728         283,466
                                                 ==========         =======

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

(5)      Unaudited Pro Forma Information

                Pro forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had the companies filed income tax returns as taxable C Corporation for the three month and nine month periods ended September 30, 1996.

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

RESULTS OF OPERATIONS
For the three months ended September 30, 1997 and 1996:

Total Revenue

Total revenue for the three months ended September 30, 1997 was $4,540,000 compared to $679,000 for the three months ended September 30, 1996, representing a net increase of $3,861,000. The following table provides a comparison of income for the three month periods ended September 30, 1997 and 1996 by category:

                                                                                                Percentage
                                                   1997             1996         Net Change       Change
                                                   ----             ----         ----------       ------
Net commission income:
     Workers' compensation                        $330,000        $476,000       ($146,000)       (30.7%)
     Package                                      $208,000        $127,000          $81,000        63.8%
     Other, net                                   $111,000         $47,000          $64,000       136.2%
                                                ----------      ----------       ----------     -------
     Total net commission income                  $649,000        $650,000         ($1,000)          --

Premiums earned                                 $3,368,000              $0       $3,368,000          --
Investment income                                 $384,000         $29,000         $355,000          --
Other income                                      $139,000              $0         $139,000          --
                                                ----------      ----------       ----------     -------
     Total revenue                              $4,540,000        $679,000       $3,861,000       568.6%
                                                ==========      ==========       ==========     =======
Workers' compensation:
     Premiums collected                         $3,548,000      $4,569,000     ($1,021,000)       (22.3%)
                                                ==========      ==========       ==========     =======
     Ratio of net commission income/
     premiums collected                               9.3%           10.4%
                                                ==========      ==========

Workers' compensation commission income decreased $146,000, or 30.7%, as a result of the decrease in premiums collected of $1,021,000, which is attributable to the decrease in the workers' compensation book of business. The decrease in workers' compensation commission income is also due to an increase in commission expense related to the mix of business produced by brokers.

Package commission income increased $81,000, or 63.8%, as a result of the replacement of GAIC by Kemper and the re-entry into writing Package insurance risks for fast food restaurants.

Other, net commission income increased $64,000 as a result of the introduction of the Small Business Plan.

Premiums earned increased $3,368,000 as a result of the entry by the Reinsurance Subsidiary into the reinsurance business.

Investment income increased $355,000, as a result of the investable funds raised by the Company in its recently concluded initial public offering and premiums received by the Reinsurance Subsidiary.

Other income increased $139,000 as a result of the effects of the retroactive insurance accounting treatment of the Reinsurance Subsidiary as discussed more fully in note 1 (g) to the Consolidated Financial Statements.

Total Expenses

Total expenses for the three months ended September 30, 1997 were $4,214,000 compared to $684,000 for the comparative period ended September 30, 1996, representing an increase of $3,530,000. The following table provides a comparison of total expenses for the three month periods ended September 30, 1997 and 1996 by category:

                                                                                                      %-age
                                                    1997             1996        Net Change           Change
                                                    ----             ----        ----------           ------
Personnel expenses                                 $648,000        $463,000         $185,000           40.0%
Professional fees                                  $128,000         $13,000         $115,000             --
Occupancy expenses                                  $80,000         $64,000          $16,000           25.0%
Interest expense                                     $3,000         $11,000         ($8,000)          (72.7%)
Claims and claim settlement expense              $1,831,000              $0       $1,831,000             --
Amortization of deferred policy
     acquisition costs                           $1,227,000              $0       $1,227,000             --
Other operating expenses                           $297,000        $133,000         $164,000          123.3%
                                                 ----------      ----------       ----------         ------
     Total expenses                              $4,214,000        $684,000       $3,530,000          516.1%
                                                 ==========      ==========       ==========         ======

Personnel expenses increased $185,000, or 40% as a result of the hiring of three executives with aggregate annual compensation of $543,000 together with a 2% aggregate annual salary increase for all other employees plus the retroactive effects of the salary increases.

Professional fees increased $115,000, principally as a result of increased legal fees associated with various corporate, reinsurance, and potential acquisition matters.

Occupancy expenses increased $16,000 as a result of the Company's relocation to larger quarters to accommodate the Company's expansion.

Interest expense decreased $8,000 as a result of a decrease in the principal balance of a loan from a stockholder.

Claim and claim settlement expenses increased $1,831,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Amortization of deferred policy acquisition costs increased $1,227,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Other operating expenses increased $164,000, primarily related to increased insurance expense of $56,000, increased sales promotion expense of $42,000, increased relocation expense of $28,000, increased depreciation expense of $9,000, and increased travel expenses of $20,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., Directors and Officers Liability Insurance) and increased premiums due to increased limits. Sales promotion expense increased as a result of the Company's recent telemarketing campaign. Relocation expense increased due to the two executives hired as discussed above. Depreciation expense increased consistent with the Company's relocation as discussed above. Travel expenses increased as a result of the expansion of the business.

RESULTS OF OPERATIONS
For the nine months ended September 30, 1997 and 1996:

Total Revenue

Total revenue for the nine months ended September 30, 1997 was $11,348,000 compared to $1,909,000 for the nine months ended September 30, 1996, representing a net increase of $9,439,000. The following table provides a comparison of income for the nine month periods ended September 30, 1997 and 1996 by category:

                                                                                                Percentage
                                                   1997            1996          Net Change       Change
                                                   ----            ----          ----------       ------
Net commission income:
     Workers' compensation                      $1,121,000      $1,275,000       ($154,000)         (12.1%)
     Package                                      $378,000        $524,000       ($146,000)         (27.9%)
     Other, net                                   $281,000         $30,000         $251,000              --
                                               -----------     -----------       ----------      ----------
     Total net commission income                $1,780,000      $1,829,000        ($49,000)          (2.7%)

Premiums earned                                 $8,038,000              $0       $8,038,000              --
Investment income                               $1,104,000         $80,000       $1,024,000              --
Other income                                      $426,000              $0         $426,000              --
                                               -----------     -----------       ----------      ----------
     Total revenue                             $11,348,000      $1,909,000       $9,439,000          494.4%
                                               ===========     ===========       ==========      ==========
Workers' compensation:
     Premiums collected                        $11,515,000     $12,487,000       ($972,000)            7.8%
                                               ===========     ===========       ==========      ==========
     Ratio of net commission income/
     premiums collected                               9.7%           10.2%
                                               ===========     ===========       ==========      ==========

Workers' compensation commission income decreased $154,000, or 12.1%, as a result of the decrease in premiums collected of $972,000, which is attributable to the decrease in the workers' compensation book of business. The decrease in workers' compensation commission income is also due to an increase in commission expense related to the mix of business produced by brokers.

Package commission income decreased $146,000, or 27.9%, as a result of GAIC's decision to no longer accept Package insurance risks for fast food restaurants.

Other net commission income increased $251,000 as a result of the introduction of the Small Business Plan which accounted for $203,000 of the increase together with collection of $360,000 of audit premiums which generated an additional $45,000 in commission income.

Premiums earned increased $8,038,000 as a result of the entry by the Reinsurance Subsidiary into the reinsurance business.

Investment income increased $1,024,000, as a result of the investable funds raised by the Company in its recently concluded initial public offering and premiums received by the Reinsurance Subsidiary.

Other income increased $426,000 as a result of the effects of the retroactive insurance accounting treatment of the Reinsurance Subsidiary as discussed more fully in note 1 (g) to the Consolidated Financial Statements.

Total Expenses

Total expenses for the nine months ended September 30, 1997 were $10,260,000 compared to $2,171,000 for the comparative period ended September 30, 1996, representing an increase of $8,089,000. The following table provides a comparison of total expenses for the nine month periods ended September 30, 1997 and 1996 by category:

                                                                                                     %-age
                                                    1997             1996         Net Change         Change
                                                    ----             ----         ----------         ------
Personnel expenses                               $1,802,000      $1,491,000         $311,000           20.9%
Professional fees                                  $187,000         $80,000         $107,000          133.8%
Occupancy expenses                                 $236,000        $165,000          $71,000           43.0%
Interest expense                                    $15,000         $33,000        ($18,000)         (54.5%)
Claims and claim settlement expense              $4,357,000              $0       $4,357,000              --
Amortization of deferred policy
     acquisition costs                           $2,917,000              $0       $2,917,000              --
Other operating expenses                           $746,000        $402,000         $344,000           85.6%
                                                -----------      ----------       ----------      ----------
     Total expenses                             $10,260,000      $2,171,000       $8,089,000          372.6%
                                                ===========      ==========       ==========      ==========

Personnel expenses increased $311,000, or 20.9% as a result of the hiring of three executives with aggregate annual compensation of $543,000 together with a 2% aggregate annual salary increase for all other employees plus the retroactive effects of the salary increases.

Professional fees increased $107,000, principally as a result of increased legal fees associated with various corporate, reinsurance and potential acquisition matters.

Occupancy expenses increased $71,000, principally as a result of the Company's relocation to larger quarters to accommodate the Company's expansion.

Interest expense decreased $18,000 as a result of a decrease in the principal balance of a loan from a stockholder.

Claim and claim settlement expenses increased $4,357,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Amortization of deferred policy acquisition costs increased $2,917,000 as a result of the Reinsurance Subsidiary's entry into the reinsurance business.

Other operating expenses increased $344,000, primarily related to increased insurance expense of $151,000, increased relocation expense of $60,000, increased depreciation expense of $72,000, and increased travel expenses of $58,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., Directors and Officers Liability Insurance) and increased premiums due to increased limits. Relocation expense increased due to the three executives hired as discussed above. Depreciation expense increased consistent with the Company's relocation as discussed above. Travel expenses increased as a result of the expansion of the business.

Nonoperating Income

Nonoperating income decreased $190,000 as a result of the settlement of a lawsuit related to the cancellation of a broker contract in 1996.

Liquidity and Capital Resources

Historically the Company's principal source of cash has been from the collection of workers' compensation insurance premiums from its insureds.

For the Nine Months Ended September 30, 1997

Net cash and invested cash was $21,915,000 at September 30, 1997 (net of premiums payable of $3,772,000). Net cash provided by operating activities increased to $9,978,000 in 1997 from $2,495,000 in 1996, an increase of $7,483,000. This increase resulted primarily from an increase in reinsurance premiums collected of $11,540,000 offset by an increase in net premiums paid of $843,000, an increase in net dividend trust funds paid of $458,000, an increase in expenses paid of $1,109,000, a decrease in premiums collected of $1,522,000 and a decrease in litigation proceeds of $190,000. The increase in reinsurance premiums is a result of the commencement of reinsurance operations by the Reinsurance Subsidiary. The increase in net premiums paid is the result of the remitting of premiums payable by the Company to the Reinsurance Subsidiary on a more timely basis so as to provide for a greater investment yield.

Cash flows used in investing activities increased to $10,159,000 in the nine months ended September 30, 1997 from ($200,000) in the nine months ended September 30, 1996, an increase of $10,359,0000. This increase resulted primarily from the proceeds from the issuance of common stock of $10,384,000.

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

         Not Applicable


Item 5.  Other Materially Important Events.

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K.

         (27) Financial Data Schedule

         A Form 8-K was filed with the Securities and Exchange Commission on July 9, 1997, which disclosed the execution of an Employment Agreement by the Company with D. Mark Olson, Vice Chairman and Chief Operating Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Preferred Employers Holdings, Inc.
                                           ----------------------------------
                                                     (Registrant)


Date: November 14, 1997                   /s/ William R. Dresback
      -----------------                   --------------------------------------
                                          By: William R. Dresback
                                              Senior Vice President and
                                              Chief Financial Officer (and duly
                                              authorized to sign on behalf of
                                              the Registrant)

                                 EXHIBIT INDEX

Number      Exhibit
------      -------
 27         Financial Data Schedule