Form 10QSB/A
period 1997-03-31
PREFERRED EMPLOYERS HOLDINGS INC
filed 1998-03-31
CIK 1023695

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transaction period from _________________ to _________________

                            Commission File No. 1-12677

                      PREFERRED EMPLOYERS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                65-0698779
   --------------------------------------    -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                     10800 Biscayne Boulevard, Miami, Florida
               ---------------------------------------------------
                    (Address of principal executive offices)

                                     33161
                                 -------------
                                   (Zip Code)

                                (305) 893-4040
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/    No /  /

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

                              Not Applicable  X

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997 was:

                      Common Stock           4,725,000 shares
                           (Par value $.01 per share)

                         PREFERRED EMPLOYERS HOLDINGS, INC.

                                    FORM 10-QSB

                                      INDEX



PART II - OTHER INFORMATION
---------------------------

Item-6     -    Exhibits and Reports on Form 8-K


Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibits are included herewith unless otherwise indicated:

         *27.1   Financial Data Schedule

                                 SIGNATURE
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Preferred Employers Holdings, Inc.
                                             ----------------------------------
                                                        (Registrant)

Date:     March 31, 1998                          /s/ William R. Dresback
          --------------                     ----------------------------------
                                         By: William R. Dresback
                                             Senior Vice President and
                                             Chief Financial Officer (and duly
                                             authorized to sign on behalf of the
                                             Registrant)