Form 10QSB/A
period 1997-06-30
PREFERRED EMPLOYERS HOLDINGS INC
filed 1998-03-31
CIK 1023695

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/    No /  /

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by a check mark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) if the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

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

         (a) The following exhibits are included unless otherwise indicated:

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