Form 10KSB40
period 1997-12-31
PREFERRED EMPLOYERS HOLDINGS INC
filed 1998-03-31
CIK 1023695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NO.
                                                    001-12677

                            ------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                  65-0698779
             (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                   Identification No.)

      10800 BISCAYNE BOULEVARD
           MIAMI, FLORIDA                        (305) 893-4040                            33161
  (Address of principal executive       (Registrant's telephone number,                  (Zip Code)
              offices)                        including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/      No  / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    /X/

    The issuer's revenues for the year ended December 31, 1997 were $15,999,112.

    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant on March 27, 1998 was $15,318,000 based on the closing sale price of the Common Stock of $8.88 on such date, as reported by the Nasdaq SmallCap Market-Registered Trademark-.

    The number of outstanding shares of the issuer's Common Stock as of March 27, 1998 was 4,725,000.

    Transitional Small Business Disclosure Format.

Yes  / /      No  /X/

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders, expected to be held in June 1998, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

    A list of Exhibits to this Annual Report on Form 10-KSB begins on Page 18.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1
Item 1. Description of Business............................................................................           1
Item 2. Description of Property............................................................................          12
Item 3. Legal Proceedings..................................................................................          12
Item 4. Submission of Matters to a Vote of Security Holders................................................          12

PART II....................................................................................................          13
Item 5. Market for Common Equity and Related Stockholder Matters...........................................          13
Item 6. Management's Discussion and Analysis...............................................................          14
Item 7. Financial Statements...............................................................................          17
Item 8. Changes In and Disagreements With Accountants on Accounting and
      Financial Disclosure.................................................................................          17

PART III...................................................................................................          18
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
      Section 16(a) of the Exchange Act....................................................................          18
Item 10. Executive Compensation............................................................................          18
Item 11. Security Ownership of Certain Beneficial Owners and Management....................................          18
Item 12. Certain Relationships and Related Transactions....................................................          18
Item 13. Exhibits and Reports on Form 8-K..................................................................          18

FORWARD LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes", "anticipates", "may", "intends", "expects" and words of similar import constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual Company results to differ materially from expectations. Such factors include the following: (1) circumstances which could affect the writing of workers' compensation, liability and property insurance,
(2) economic, business and competitive conditions in the insurance industry and innovations of new insurance products, (3) the enactment of new regulations and laws, and the amendment of existing regulations and laws which could affect the Company's business, (4) changes in business strategy or development plans, and
(5) the Company's ability to obtain sufficient financing. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

    The Company is engaged in the business of providing workers' compensation and business insurance products and risk management services designed for the American franchise industry, particularly fast food, family style restaurants and convenience stores. It has been estimated that current annual premiums paid for workers compensation insurance by the franchise industry exceed $2.5 billion, with annual premiums by the fast food and family style restaurant and convenience store segment representing approximately $1 billion of this amount. The Company's insurance products and services are specifically designed to provide clients with substantial cost savings and reduce the time required of these clients in managing this element of their business. In order to assist clients in managing their workers' compensation costs, the Company offers competitive rates and an opportunity for a client to receive dividends, based upon its claims experience, and provides risk management and risk management services, including cost containment and claims management programs. It is the Company's belief that this innovative approach to cost containment has succeeded in helping its clients achieve claims costs which are among the lowest in the industry.

    The franchise industry is considered potentially to be among the safest insurance risks. However, a substantial number of businesses within this industry have not instituted formal risk and safety awareness programs and consequently do not receive any price advantages which should arise from their favorable safety attributes. The Company believes segments of this industry suffer from premium redundancy or an over charge in workers' compensation insurance rates. Insurance programs offered by the Company are specifically designed to reduce the impact of redundancy on this segment of the industry while emphasizing loss control and cost containment. The Company utilizes its proprietary information and claims analysis systems and custom designed loss reports to promote the claims procedure in an effort to motivate client management to promote safety and control claims expense. It further seeks to limit the number of disputes between the insured and its employees arising from insurance claims, and as one of the only national providers specializing in workers' compensation insurance for the franchise industry, the Company is uniquely positioned to accomplish this goal.

    Historically, the Company has acted as a general agent on behalf of various major insurance carriers for workers' compensation and other forms of property and liability insurance for franchise businesses through its own sales staff as well as through independent broker/agents. As a general agent, the Company assumes none of the risks associated with the insurance business it produces. In December 1996, the Company formed P.E.G. Reinsurance Company, Ltd. ("Preferred Insurance") pursuant to which Preferred Insurance acts as the reinsurer with respect to certain workers' compensation and employer's liability insurance policies sold by the Company. Although Preferred Insurance assumes the risks associated with being a reinsurer, its reinsurance agreement limits the liability of Preferred Insurance for losses and certain defined expenses to the first $300,000 per occurrence and limits its aggregate liability for all coverage to an amount not to exceed 70% of the gross written premium for each individual underwriting year.

    For the year ended December 31, 1997, the Company's total revenues were $15,999,112, with approximately 17% of these revenues derived from writing insurance as a general agent and approximately 83% of these revenues derived from its reinsurance business.

    The Company has recently launched several new business campaigns and marketing programs. One of these programs is a new workers' compensation program for motor vehicle related franchises, including automobile, motorcycle and recreational vehicle dealerships as well as auto service providers. Motor vehicle dealerships, while not true franchises, are quite similar from dealer to dealer and are viewed by the Company as businesses into which it can apply its expertise in cost containment gained in the franchise industry. Another Company program involves workers' compensation insurance designed to target certain smaller businesses located in 23 states which pay annual premiums of between $5,000 and $50,000. The underwriting process under this program has been simplified, thus enabling the Company to respond promptly to businesses with competitively priced quotes. The Company believes that many broker/agents, regardless of size, have accounts that are eligible to participate in the program and therefore can be potential broker/agents promoting the program. A new marketing program has also been developed which involves direct mail, telemarketing and field sales targeted directly at the consumer and follows the Company's goal of writing low risk policies.

    The Company believes there are substantial opportunities for growth by leveraging its considerable capabilities and expertise in workers' compensation and claims cost management. In particular, the Company believes that by combining its existing expertise in insurance matters with strategic acquisitions of professional employer organizations ("PEO's") it can reduce operating expenses of PEO's and increase the products offered by the Company to its existing clients. Its current strategy for growth includes: (1) continuing to capitalize on its business of selling insurance and risk management products to franchise companies; (2) entering into the PEO market by making selective acquisitions; (3) growing its existing business by offering its workers' compensation and business insurance products, along with risk management services to an expanding base of PEO clients; (4) offering employee leasing related products and services to its existing franchise clients; and (5) focusing its PEO operations on specific industry segments without regard to geographic boundaries. It is believed that many of the problems faced by existing PEO's stem from their lack of underwriting, actuarial and cost containment expertise.

    Consistent with one of the components of the Company's growth strategy, in March 1998, a wholly-owned subsidiary of the Company ("Preferred Staffing") purchased substantially all of the assets of HSSI Travel Nurse Operations, Inc. ("Travel Nurse"), a provider of temporary registered nurses and other professional medical personnel, primarily to client hospitals. For the year ended November 30, 1997, Travel Nurse generated revenues of approximately $15,000,000 and placed in excess of 700 nurses. Preferred Staffing currently has orders for approximately 1,200 nurses. Unlike daily or other very short-term supplemental staff, travel nurses serve the client for a long enough period to function as permanent hospital staff. The ability of travel nurses to function as permanent staff improves the continuity and consistency of patient care and reduces the overall administration, orientation and supervisory requirements of the clients' permanent staff.

    The Company's principal executive offices are located at 10800 Biscayne Boulevard, Miami, Florida 33161 and the Company's telephone number at that location is (305) 893-4040.

    UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" AS USED HEREIN MEANS PREFERRED EMPLOYERS HOLDINGS, INC., TOGETHER WITH ITS SUBSIDIARIES. IN FEBRUARY 1997, THE COMPANY AND THE STOCKHOLDERS (COLLECTIVELY, THE "EXCHANGING STOCKHOLDERS") OF PREFERRED EMPLOYERS GROUP, INC. ("PEGI") EFFECTED A RECAPITALIZATION WHEREBY THE COMPANY EXCHANGED 17,647.06 SHARES OF COMMON STOCK OF THE COMPANY FOR EACH SHARE OF COMMON STOCK OF PEGI HELD BY THE EXCHANGING STOCKHOLDERS. AS A RESULT, PEGI BECAME A WHOLLY-OWNED SUBSIDIARY OF THE COMPANY.

INDUSTRY OVERVIEW

    WORKERS' COMPENSATION. All fifty States and the District of Columbia have promulgated statutes, rules and regulations that require employers to provide wage replacement and medical benefits to work accident victims regardless of fault. As a result of these mandates, virtually all employers must either (i) purchase workers' compensation insurance from a private insurance carrier, (ii) obtain coverage from a state managed fund, or (iii) be self-insured if permitted by the state in which business is conducted.

    Workers' compensation is one of the major risk management issues of this decade. In a poll of risk managers published in the July 1996 issue of Risk Management Magazine, workers' compensation insurance was the second most frequent concern. Nationwide, employer's workers' compensation costs increased significantly over the last decade. Between 1984 and 1990, workers' compensation costs increased an average of 9.6% per annum, and from 1990 through 1995 costs increased by about 2.9% per annum. Certain additional intangible losses also directly relate to increased workers' compensation costs such as higher incidents of employee turnover, the cost or retraining new employees and litigation expenses. It has been estimated that current annual premiums paid for workers compensation insurance by the franchise industry exceed $2.5 billion, with annual premiums by the fast food and family style restaurant and convenience store segment representing approximately $1.6 billion of this amount. Many employers are looking for techniques to better control their mounting costs.

    The Company believes that franchises often are the safest segment of a particular industry. Most franchises are standardized operations based upon successful models with demonstrated profitability. These businesses typically have standard operating procedures and standard plant and equipment with standardized safety programs. The design and construction of most franchises take into account safety engineering of the workplace. For example, in a fast food restaurant, chairs and tables are set a certain distance apart to allow for adequate walking space, and the cooking equipment used must conform to certain safety standards. The franchisor and the franchisee have a shared interest to maintain safe, clean and uniform environments for their customers and employees. Consequently, the Company believes that, in general, workers' compensation cost of claims for franchise businesses are significantly lower than non-franchise operations.

    Franchises are often subject to the same workers' compensation rating system that the insurance industry uses for any comparable business. As a result, fast food franchise restaurants may pay the same rates as bars and taverns which may be open all night, as fine dining restaurants where staff often carry heavy trays, or as "mom and pop" restaurants without safety engineered facilities or a formal safety program. Although these businesses may be charged the same workers' compensation rates, their claims experience is typically significantly higher. Consequently, most franchise companies generally suffer premium "redundancy" or an "overcharge" in their insurance premiums in many industries. In effect, franchise businesses subsidize the higher workers' compensation claims costs of non-franchise operations.

    REINSURANCE. Preferred Insurance provides reinsurance with respect to certain workers' compensation and employer's liability insurance policies written by the Company. Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. The two basic types of reinsurance arrangements are treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede, and the reinsurer is obligated to assume, a specified portion of a type or category of risk insured by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer generally assumes all or part of the risk under a single insurance policy.

    Both treaty and facultative reinsurance can be written on either a pro-rata (also known as quota share or proportional) basis or an excess of loss basis. For reinsurance written on a pro-rata basis, the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the ceding company, indemnifies the ceding company against a predetermined portion of the losses and the allocated portion of loss adjustment expenses ("ALAE") of the ceding company under the covered insurance policy or policies.

For reinsurance written on an excess of loss basis, the reinsurer generally indemnifies the ceding company against all or a specified portion of losses and ALAE on underlying insurance policies in excess of a specified dollar amount, known as the ceding company's retention or attachment point, subject to a negotiated limit.

    PROFESSIONAL EMPLOYER ORGANIZATIONS. Professional Employer Organizations provide employee leasing services to their clients. Employee leasing is a contractual arrangement through which a business transfers its payroll and human resource responsibilities to a firm specializing in these functions. The leasing firm typically provides health, unemployment, and workers' compensation insurance, plus safety training, while the work site employer retains full operational control over the employee's activities.

    The employee leading industry is rapidly expanding. According to a recent article in Crain's New York Business, it is expected that the PEO industry will increase revenues and earnings by approximately 30% per annum for up to the next ten years.

BUSINESS STRATEGY

    The Company believes there are substantial opportunities for growth by leveraging its considerable capabilities and expertise in workers' compensation and claims cost management. In particular, the Company believes that by combining its existing expertise in insurance matters with strategic acquisitions of PEO's it can reduce operating expenses of PEO's and increase the products offered by the Company to its existing clients. Its current strategy for growth includes: (1) continuing to capitalize on its business of selling insurance and risk management products to franchise companies; (2) entering into the PEO market by making selective acquisitions; (3) growing its existing business by offering its workers' compensation and business insurance products, along with risk management services to an expanding base of PEO clients; (4) offering employee leasing related products and services to its existing franchise clients; and (5) focusing its PEO operations on specific industry segments without regard to geographic boundaries. It is believed that many of the problems faced by existing PEO's stem from their lack of underwriting, actuarial and cost containment expertise.

    The Company also seeks to continue to strengthen its position as one of the leading providers of its products and services to fast food and family style franchise restaurants and convenience stores. It believes this goal can be accomplished by devising and implementing programs on a state-by-state basis to:
(i) accumulate the latest approved rate information and information on legislative changes affecting the industry; (ii) obtain approved carrier rate filings; (iii) ascertain current factors affecting pricing in the voluntary market and interact with insurance carriers to encourage competitive pricing (while respecting the carriers need for profitability and to remain viable in the marketplace); (iv) present insured clients with effective methods of monitoring, reducing and containing claims costs; (v) monitor claims handling procedures of claims administrators and interact with them to produce cost effective results; (vi) market programs designed to reward preferred risks with incentives to purchase and renew insurance coverage; and (vii) become a "one-stop" provider of commercial insurance to selected franchise industries.

    The carriers providing workers' compensation insurance have generally entered and withdrawn from regional or local markets with some frequency. Often, the reason for movement is attributed to (i) a change of corporate policy, (ii) the general conditions in the insurance industry at that time, and (iii) the carrier's experience with loss ratios. Even where cost containment programs exist, often they are not adequately managed and are not particularly effective. The Company is committed to its insured clients as well as its carriers. The Company's staff has been trained to offer a level of service not otherwise present in a generally complacent industry. By combining the talents of specialists drawn from diverse backgrounds, the Company has created a unique environment where sales, marketing, and risk management experts produce quality products and results.

PRODUCTS AND SERVICES

    Workers' compensation and business insurance products and risk management services are provided by the Company for the American franchise industry. Its insurance programs are designed specifically to reduce the impact of redundancy on franchise businesses while also emphasizing loss control and cost containment. By taking advantage of this business segment's good safety records and by providing risk management services, including loss control and claims management, the Company affords its clients the opportunity to effectively lower their cost of claims. It has also developed proprietary information and claims analyses systems and custom designed loss reports which explain the claims procedure and motivate client management to promote safety and control claims expense.

    Insurance programs are custom designed to be offered only through nationally recognized carriers with the highest industry ratings. The Company works with these carriers to establish competitive rates, while being mindful of a carrier's need to maintain profitability and remain viable in the marketplace. Additionally, it offers products and services designed to enable its clients to realize substantial savings in their workers' compensation costs while reducing the time required to manage this element of their business. Specifically, the Company provides clients such savings by offering competitive rates and dividends and cost containment programs which assist its clients in managing their workers' compensation costs.

    The Company has recently launched several new business campaigns and marketing programs. One of these programs is a new workers' compensation program for motor vehicle related franchises, including automobile, motorcycle and recreational vehicle dealerships as well as auto service providers. Motor vehicle dealerships, while not true franchises, are quite similar from dealer to dealer and are viewed by the Company as businesses into which it can apply its expertise in cost containment gained in the franchise industry. Another Company program involves workers' compensation insurance designed to target certain smaller businesses located in 23 states which pay annual premiums of between $5,000 and $50,000. The underwriting process under this program has been simplified, thus enabling the Company to respond promptly to businesses with competitively priced quotes. The Company believes that many broker/agents, regardless of size, have accounts that are eligible to participate in the program and therefore can be potential broker/agents promoting the program. A new marketing program has also been launched which involves direct mail, telemarketing and field sales targeted directly at the consumer and follows the Company's goal of writing low risk policies.

    Using early intervention techniques, the Company seeks to limit the number of disputes with injured employees. Through a third-party administrator, the Company provides its clients with access to national 800 telephone numbers to ensure that their claims can be reported quickly, 24 hours-a-day, seven days-a-week. The third-party administrator has a trained medical staff available to initiate a four party contact among the claimant, the employer, the adjuster and the treating physician. This process helps ensure prompt and competent medical care for the employee and management of the claim. The Company believes in the prompt settlement of meritorious claims, but it will aggressively defend against non-meritorious claims. It attempts to resolve cases prior to litigation and, if litigation ensues, aggressively seeks to settle reasonable claims.

    In addition to these cost containing activities, the Company's client services staff maintains constant communication with clients. Its loss control department conducts safety seminars and provides periodic newsletters to clients on how to control the frequency and severity of claims. The Company believes it has succeeded in persuading clients that safety is not just an issue of good management but can have a significant impact on the financial success of their businesses.

    The Company has created a new, innovative, comprehensive and aggressive approach to safety/loss control, blending old and new prevention techniques to develop safety programs specific to each industry it serves. While the primary thrust of the Company's programs is safety for employees and customers, emphasis is also placed on motivating client management to implement safety programs as a means of improving profitability. The Company conducts workshops to demonstrate the benefits of using the Company's loss control safety programs at no additional cost to its clients. Proprietary, custom designed loss management information is communicated by mail and telephone to the Company's clients at no additional cost.

    The Company believes its safety programs help reduce workers' compensation claims costs. The basic elements of its safety programs, as recommended to its clients, include: (i) a written safety policy with safety rules; (ii) regularly scheduled safety meetings; (iii) new employee hiring practices and training of all new and transferred employees; (iv) supervisor responsibility and accountability; (v) a regular self-inspection program administered by identified supervisors; (vi) an incentive program that rewards safety awareness; (vii) a team safety committee program; (viii) a timely accident reporting and investigation program; (ix) a monitored record keeping system for all accidents;
(x) a policy to implement corrective action for unsafe conditions and acts; and
(xi) a monthly review by top management of the program and its implementation.

    Many states have allowed a reduction in workers' compensation insurance premiums when an employer implements an approved safety program. The Company's safety programs meet the requirements of most states that have approved safety programs. Such workers' compensation safety program discounts are authorized on a state by state basis and, therefore, guidelines are state specific. The Company deals only with those state programs applicable to the voluntary market, not the assigned risk market. Certain states make safety program discounts available to all insureds, while others make them available only to those insureds with high experience modification factors or based on the size of the premium. Some states require state certification of the safety program on a risk by risk basis. The employer, not the provider of the safety program, qualifies for the program. The Company evaluates the requirements in the states where such discounts are available and provides employers with manuals, record keeping tools and recommendations which assist the employer in obtaining certification.

CUSTOMERS

    The Company markets its products primarily to the franchise industry through broker/agents. Its customers typically are owners of multiple unit franchises who understand the importance of cost containment and safety features. While the Company focuses its efforts on large, national franchisees operating multiple outlets, it also serves smaller, regional franchise operators. For the year ended December 31, 1997, the Company provided products and services to approximately 973 separate insureds, none of which accounted for more than 3% of its 1997 annual revenues. As of the date hereof, no broker/ agent accounted for more than 3% of the Company's 1997 annual revenues.

    Consumers of insurance products have traditionally focused on price rather than cost containment. They have come to expect little or no customer service. The Company capitalizes on these insurance industry deficiencies by tailoring its products for each niche market, providing quality customer service and, most importantly, providing loss control and cost containment services.

    The Company conducts regional safety seminars showing how to contain costs and reduce losses. Although not a sales effort, it is one of the ways the Company generates new business while continuing to educate its existing clients.

    Each franchisee is provided with its own personal client service representative who is knowledgeable and available throughout the work day. An 800 "hot line" is also available to reach the manager of client services should any issue need immediate resolution. The Company believes that over a continuing period of time these client support services will distinguish it from its competition.

SALES AND MARKETING

    The Company's sales and marketing programs are varied. It engages in multiple targeted direct mail programs each year. These direct mail programs, designed to introduce the Company's products and services to franchise owners and insurance agents, are complimented by an extensive telemarketing effort. The Company utilizes multiple databases of franchises and insurance agents in its direct mail and telemarketing efforts. The Company's marketing programs identify prospective clients, client's agents and new agents to represent the Company. A Company representative then quotes prices to identified prospective clients and/or their agents.

    The Company's marketing programs are designed to generate new prospects for both high revenue broker/agents (those whose client bases produce workers' compensation annual premiums in excess of $2 million) as well as smaller broker/agents who operate in small towns. Generally, agents must have the ability to produce $300,000 in annualized workers' compensation premiums to receive a contract to represent the Company.

    The Company's programs relieve the broker/agent of administrative and claims tasks as the Company and/or the insurance carrier bills and collects premiums directly from the insured, remits the commission earned to the broker/agent, deals directly with the insured in connection with any problems experienced by the insured and serves as a clearinghouse, together with the third-party administrator, with respect to the reporting, processing, reviewing and evaluating claims. As a result of the foregoing, the broker/agent can earn more revenue by focusing its efforts on selling Company products. Other benefits provided to the broker/agent include (i) increasing the geographic area in which the broker/agent can generate business, (ii) reducing the likelihood of the broker/agent losing larger multiple store and multiple state franchisees because the broker/agent will have many more states in which he is able to write business, (iii) providing the broker/agent with the option of offering the Company's other property and casualty products to his clients, and (iv) providing the broker/agent's clients with the benefit of the Company's loss control and cost containment programs to reduce the clients losses.

POLICY RENEWALS

    Client policy renewals are critical to the Company's operations. The Company seeks to maintain favorable renewal rates by (i) providing its clients with quality service, (ii) ensuring that all insurance policy, endorsement and audit documents are distributed to each client on a timely basis, and (iii) ensuring that all documents distributed to clients are complete and accurate. It seeks to communicate with each client at least four times each year in order to maintain close relationships and to learn of any real or perceived problems and concerns on a timely basis. All written and telephone communications initiated by the client are responded to promptly. The Company believes that its quality service is a major factor in its client retention rate, which is currently approximately 70%.

    The Company's underwriting department reviews prospect applications to identify risks that appear undesirable from a historical viewpoint and to recognize those prospects dedicated to significant improvement in their loss history which thereby makes them a valuable addition to the Company's customer base and to a carrier's portfolio. The Company's underwriting department also evaluates each client for renewal purposes. This evaluation determines whether the particular client is eligible to receive a decrease or other form of modification to its renewal premium. If the client has responded to loss control recommendations and its loss history reflects improvement, a reduction in its renewal premium rate may be implemented. The department also identifies clients whose experience has deteriorated and who have not responded to loss control guidance and recommendations. If the deterioration is significant enough and the client has not demonstrated a sincere commitment to improvement in loss experience, the underwriting department may make a recommendation not to renew the policy.

PREFERRED INSURANCE

    Historically, the Company has acted as a general agent on behalf of various major insurance carriers for workers' compensation and other forms of property and liability insurance for franchise businesses through its own sales staff as well as through independent broker/agents. As a general agent, the Company assumes none of the risks associated with the insurance business it produces. In December 1996, the Company formed Preferred Insurance under the laws of Bermuda. Preferred Insurance acts as the reinsurer with respect to certain workers' compensation and employer's liability insurance policies written by the Company. Although Preferred Insurance assumes the risks associated with being a reinsurer, its liabilities are limited for losses and certain defined expenses to the first $300,000 per occurrence and its aggregate liability is limited for all coverage to an amount not to exceed 70% of the gross written premiums for each individual underwriting year. The reinsurance arrangements are governed by the terms of a reinsurance agreement between Preferred Insurance and three affiliated insurance companies (the

"AIG Affiliates"). The reinsurance agreement with Preferred Insurance is terminable by either party upon the occurrence of certain events. For the year ended December 31, 1997 approximately 83% of the Company's revenues were derived from its reinsurance business.

    The purchase of excess and aggregate reinsurance by the AIG Affiliates and the stated aggregate limit of liability in the reinsurance agreement caps the the liability of Preferred Insurance for losses and loss adjustment expenses and permits it to quantify its aggregate maximum loss exposure. By contrast, maximum liability under pro-rata or quota share reinsurance contracts can be more difficult to quantify precisely. Quantification of loss exposure is fundamental to the ability of Preferred Insurance to manage its losses.

    Pursuant to the terms of the reinsurance agreement, the AIG Affiliates are obligated to cede Preferred Insurance 100% of the net written premium less certain expenses and commissions associated with the policies covered thereby. The affiliates retain a commission allowance of 28.83% based on the net written premiums, and Preferred Insurance retains the premiums ceded by the AIG Affiliates to Preferred Insurance together with the risks and potential for profitability associated therewith. Accordingly, the Company believes that the operations of Preferred Insurance provides it with the opportunity to retain the underwriting profitability that was previously retained by the AIG Affiliates, while creating a relatively limited risk exposure under the reinsurance agreement.

    Preferred Insurance is required to provide the AIG Affiliates, as security for the payment of losses, a combination of cash, United States government securities and/or an irrevocable letter of credit in an aggregate amount equal to 51.5% of the gross written premiums ceded to Preferred Insurance pursuant to the reinsurance agreement less the amount of losses paid for the expiring underwriting year as of December 30, 1996, and each December 30 thereafter.

    INVESTMENT POLICIES. The Company's results of operations depends, in part, on the income derived from the investment of premiums by Preferred Insurance. It believes that the risks inherent in the reinsurance business should not be augmented by a speculative investment policy and therefore its investment strategy is partially defined by the need to safeguard its capital. Because of the unpredictable nature of losses that may arise under insurance policies, the liquidity needs of Preferred Insurance may be substantial. The Company's investment policy has been established by its Investment Committee, and is subject to, among other factors, the Company's liquidity requirements. Its investments consist primarily of cash or fixed-income securities (none of which has a rating of less than AA), the market value of which is subject to fluctuation depending on changes in prevailing interest rates. Additionally, the Company reserves the right to invest a limited percentage of its portfolio, to be determined by the Investment Committee, in common stock of companies listed on national securities exchanges. The stock of such companies may fluctuate as a result of specific events affecting such companies as well as general market conditions. Increases in interest rates or fluctuations in the market price of such companies' stocks may result in losses, both realized and unrealized, on the Company's investments.

DATA MANAGEMENT

    The Company has management information systems which consist of, among other things, a central database to keep it abreast of market trends, current premium rates, rate filings, renewal dates and information on its competition. The management information systems constitute an integral part of the Company's business operations. The Company utilizes such systems to process insurance applications, control the issuance of policies and endorsements, audit medical fees, pay broker/agent commissions, manage claims, provide reports to its clients, provide accounting statements and financial reports, and analyze claims data, all of which give the Company the ability to write more effective and competitive policies and result in a higher rate of policy renewals.

COMPETITION

    The workers' compensation insurance industry is highly competitive. The Company competes with other general agents, numerous large insurance companies, managed health care companies, state sponsored insurance pools, risk management consultants and non-Company affiliated broker/agents, many of which have significantly larger operations and greater financial, marketing, human and other resources than the Company. Such competitors may have material advantages over the Company as a result of forms of insurance and services they offer in addition to workers' compensation products and services. Competitive factors include product lines, premium rates, personalized service and effective cost containment measures.

REGULATIONS

    GENERAL. As a general agent, the Company is subject to regulation in the various states in which it sells insurance. These regulations vary from state to state, and may include such matters as licensing requirements, bonding requirements, requirements regarding the Company's agreements with the insurance carriers for which it acts as a general agent, and certain other requirements. Penalties may be imposed for violations of such regulations. Changes in such regulations, if any, may have a material adverse effect on the Company's business.

    Under the workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the fifty states and by certain federal laws. Changes in individual state regulation of workers' compensation or managed health care may create a greater or lesser demand for some or all of the Company's services, or require the Company to develop new or modified services in order to meet the needs of the marketplace and compete effectively in that marketplace.

    REINSURANCE BUSINESS. Preferred Insurance is registered as a Class 3 insurer in Bermuda and, accordingly, is subject to the provisions of the Bermuda Insurance Act 1978, as amended, and the regulations promulgated thereunder. The Bermuda Insurance Act provides that no person shall carry on insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Minister of Finance. The Minister of Finance has broad discretion to act in the public's interest. The Minister of Finance is required by the Bermuda Insurance Act to ascertain whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Minister of Finance may impose conditions relating to the writing of certain types of insurance business.

    The Bermuda Insurance Act imposes on Bermuda insurance companies such as Preferred Insurance solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set forth below.

    - Preferred Insurance is required to maintain a principal office in Bermuda and appoint and maintain a principal representative in Bermuda. The Bermuda Insurance Act places a duty on the principal representative to report to the Minister of Finance the occurrence of certain events, including, but not limited to, the failure by the insurer for which he or she acts to comply with a condition imposed by the Minister of Finance relating to a solvency margin or a liquidity or other ratio with respect to any other such condition not so relating. Without a reason acceptable to the Minister of Finance, Preferred Insurance may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' advance notice in writing to the Minister of Finance is given of the intention to do so.

    - Preferred Insurance is required to appoint an independent auditor to conduct an annual audit of the statutory-basis financial statements.

    - Preferred Insurance is required to maintain share capital (the aggregate par value of issued shares) of at least $120,000.

    - Preferred Insurance must maintain statutory capital and surplus exceeding the greater of the following three criteria: (a) $1,000,000; (b) 20% of the net premiums where the net premiums in the current financial year do not exceed $6,000,000, or, where the net premiums exceed $6,000,000, $1,200,000 plus 15% of the net premiums which exceed $6,000,000 (The net premium is the gross premium after deduction for any premium ceded for reinsurance.); and (c) 15% of reserves for losses and loss expenses.

    - Preferred Insurance is required to maintain liquid assets at a level equal to or greater than 75% of its net relevant (insurance) liabilities. For this purpose, liquid assets include cash and time deposits, quoted (publicly traded) investments, unquoted bonds and debentures, mortgage loans backed by first liens on real estate, accrued investment income, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding companies.

    - Preferred Insurance is required to obtain the approval of the Minister of Finance before reducing by 15% or more its total statutory capital (comprised of share capital, contributed surplus and any other fixed capital) as set out in the previous years financial statements.

    - Preferred Insurance may declare and pay dividends or make distributions out of contributed surplus or other assets legally available for distribution provided that after the payment of any such dividend or distribution Preferred Insurance will continue to maintain the required statutory capital and surplus and liquid assets as summarized above.

    - Preferred Insurance is required to have a copy of its statutory financial statements available at its principal office for production to the Registrar of Companies and to file the statutory financial statements and a statutory financial return within four months after the end of the financial year (or such longer period, not exceeding seven months, as the Registrar of Companies, on application, may allow).

    - Preferred Insurance is required to include in its annual statutory financial statements the opinion of a loss reserve specialist in respect of its loss and loss adjustment expense reserves.

    - The Minister of Finance may appoint an inspector with extensive powers to investigate the affairs of an insurer or reinsurer if the Minister of Finance believes that an investigation is required in the interest of the insurer's or reinsurer's policyholders or persons who may become policyholders. To verify or supplement information otherwise provided to him, the Minister of Finance may direct an insurer or reinsurer to produce documents or information relating to matters connected with the insurer's or reinsurer's business.

    Under current Bermuda law, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by stockholders of the Company other than stockholders ordinarily resident in Bermuda for exchange purposes. The Company is not subject to stamp or other similar duty on the issue, transfer or redemption of its shares of common stock.

    The Company has obtained an assurance from the Minister of Finance under the Exempted Undertakings Tax Protection Act of 1966 that if any legislation is enacted in Bermuda imposing tax on profits or income, or on any capital assets, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 28, 2016, be applicable to the Company or to its operations, or to the shares, debentures or other obligations of the Company except insofar as such tax applies to persons ordinarily resident in Bermuda and holding such shares, debentures or other obligations of the Company or any real property or leasehold interests in Bermuda owned by the Company. As an exempted company, the Company is liable to pay a registration fee in Bermuda based upon its authorized capital and the premium on its issued shares of Common Stock at a rate not exceeding $25,000 per annum.

    PREMIUM RATE RESTRICTIONS. State regulations governing the workers' compensation system impose restrictions and limitations that effect the business operations of Preferred Insurance. State laws regulate what workers' compensation benefits must be paid to injured workers. Additionally, most states must approve the workers' compensation premium rates that may be charged. As a consequence, the ability of

Preferred Insurance to pay insured workers' compensation claims out of the premium revenue generated from Preferred Insurance's assumption of such insurance is dependent on the level of benefits and premium rates approved by the various states. In this regard, it is significant that the state regulatory agency that regulates workers' compensation benefits is often not the same agency that regulates workers' compensation insurance premium rates.

    POSSIBLE FUTURE REGULATIONS. Several state legislatures and the federal government have considered and are considering a number of cost containment and health care reform proposals. The Company believes it may benefit from some proposals that favor the growth of managed care. However, no assurance can be given that the state or federal government will not adopt future health care reforms that could have a material adverse effect on the Company.

ACQUISITION OF TRAVEL NURSE BUSINESS

    On March 6, 1998, a wholly-owned subsidiary of the Company, Preferred Healthcare Staffing, Inc. ("Preferred Staffing" and formerly Preferred Employers Acquisition Corp.), purchased substantially all of the assets of HSSI Travel Nurse Operations, Inc. ("Travel Nurse") for an aggregate purchase price of $5.0 million in cash. Travel Nurse provided registered nurses and other professional medical personnel, often referred to as "Travelers," primarily to client hospitals on a contractual basis for periods generally ranging from 8 to 52 weeks, with the average being approximately 17 weeks (standard assignments are usually for durations of thirteen or twenty-six weeks). Clients utilize Travelers to provide cost effective interim staff to meet predictable fluctuations in staffing requirements. In addition, unlike daily or other very short-term supplemental staff, Travelers serve the client for a long enough period to function as permanent hospital staff. The ability of the Travelers to function as permanent staff improves the continuity and consistency of patient care and reduces the overall administration, orientation and supervisory requirements of the clients' permanent staff. Travelers are typically employed on a full-time basis for the period of each assignment. Each Traveler is generally provided with housing (or a housing subsidy) while on assignment, travel allowance, and other employee benefits, including malpractice, health and dental insurance at favorable cost to the Traveler.

    For the year ended November 30, 1997, Travel Nurse placed in excess of 700 nurses. Preferred Staffing currently has orders for approximately 1,200 nurses.

    CUSTOMERS. As of March 6, 1998, active clients of Preferred Staffing consisted of approximately 300 hospitals and other clients located in 34 states and the U.S. Virgin Islands. Travelers serve both for-profit and not-for-profit entities which range from small rural hospitals to major teaching and research institutions. A typical client is a hospital with approximately 250 beds which is located in or near a major metropolitan area.

    MARKETING. Preferred Staffing currently markets Travelers principally through in-house sales personnel. Historically, the marketing approach used by Travel Nurse targeted hospitals in major metropolitan areas and in other areas which were attractive from a patient census perspective and which appealed geographically to Travelers. Historically, marketing activities have been conducted primarily by telephone contact, direct mail, attendance at national and regional conventions, seminars, and direct contact with providers of healthcare services. Preferred Staffing has an extensive computer database of available, qualified personnel, which enhances its ability to match personnel with a client's specific needs.

    RECRUITMENT. Preferred Staffing currently recruits personnel through its in-house recruiting department. Recruiting methods historically have included national and local advertising, attendance at national and regional conventions, personal and professional referrals and the sponsoring of local seminars in selected cities throughout the United States and Canada.

    Preferred Staffing's current database contains information on pre-screened personnel classified by skill, experience, and choice and availability for assignments. The database is updated on a regular basis. When called upon to fill an assignment, its recruiters can access this database to match a client's staffing needs with available personnel. Nurses and other medical personnel listed in the database generally do not work exclusively for any one employer.

    SEASONALITY. Historically, Travel Nurse's business has been seasonal, with the demand for Travelers being the highest in the first and fourth quarters of the fiscal year (September through March). This is due largely to increased demand particularly during the peak tourist and winter home period in Florida.

    BACKLOG OF ORDERS. As of March 30, 1998, Preferred Staffing has approximately 1,200 unfilled requests for travel nurses. For the year ended November 30, 1997, Travel Nurse placed in excess of 700 nurses.

YEAR 2000

    Year 2000 issues arise because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. Thus, the Year 2000 could be interpreted as the year 1900 by such computer systems and programs, resulting in the incorrect processing of data. The Company has developed a plan to address Year 2000 issues and recently completed the conversion of its computer systems to be Year 2000 compliant. The Company believes that any issues which may arise with respect to Year 2000 issues will not have a material adverse effect on the Company's operations. However, there can be no assurance that the Company will not be adversely affected by Year 2000 issues.

EMPLOYEES

    As of March 20, 1998, excluding Preferred Staffing, the Company had approximately 45 full-time employees, of whom 5 were executive officers, 6 were managers, 5 were sales personnel and the balance were accounting, clerical, loss control and underwriting staff. As of March 30, 1998, Preferred Staffing employed approximately 340 Travelers. These Travelers do not necessarily work full-time shifts. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relationships with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 12,600 square feet of office space in Miami, Florida for use as its corporate headquarters. The Company's initial lease term expires in 2002, and has two five-year renewal options. Pursuant to the Travel Nurse acquisition, Preferred Staffing assumed a six-month lease for a portion of Travel Nurse's premises located at 5100 North Federal Highway, Suite 201, Fort Lauderdale, Florida consisting of approximately 6,000 square feet. The Company anticipates that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company believes that its present facilities are well maintained, in good condition and are suitable for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various claims and lawsuits arising in the ordinary course of business. As of March 25, 1998, the Company was not a party to any legal proceedings, which if adversely determined, would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the year ended December 31, 1997, no matters were submitted by the Company to a vote of its stockholders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION. The Company's common stock (the "Common Stock") is currently listed on the Nasdaq SmallCap Market under the trading symbol "PEGI." The Company first listed its Common Stock on the Nasdaq SmallCap Market in February 1997. During the period from February 1997 to August 1997, the Common Stock was also listed on the Boston Stock Exchange. The following table sets forth the high and low closing sale prices of the Common Stock as reported on the Nasdaq SmallCap Market and the Boston Stock Exchange for each calendar quarter commencing in February 1997 through December 31, 1997 (through August 1997 in the case of the Boston Stock Exchange).

                                                                                             NASDAQ SMALLCAP
                                                                                                  MARKET
                                                                                           CLOSING SALE PRICES
                                                                                           --------------------
YEAR                                           PERIOD                                        HIGH        LOW
---------  ------------------------------------------------------------------------------  ---------  ---------
     1997  First Quarter (Commencing February 6, 1997)...................................  $   9.38   $    7.50
           Second Quarter................................................................      7.75        6.00
           Third Quarter.................................................................     12.25        7.00
           Fourth Quarter................................................................     10.75        7.00
     1998  First Quarter (through March 27, 1998)........................................      8.88        7.00

                                                                                              BOSTON STOCK EXCHANGE
                                                                                               CLOSING SALES PRICES
                                                                                             ------------------------
YEAR                                            PERIOD                                          HIGH          LOW
---------  --------------------------------------------------------------------------------  -----------  -----------
     1997  First Quarter (Commencing February 6, 1997).....................................   $    8.38    $    7.13
           Second Quarter..................................................................        7.14         6.00
           Third Quarter (Ending August 9, 1997)...........................................        7.75         6.50

    As of March 27, 1998, the closing sale price of the Common Stock on the Nasdaq SmallCap Market was $8.88 and there were approximately 18 stockholders of record. A high percentage of the shares of Common Stock held of record are registered in the names of brokerage firms and depository trusts.

    The Company has neither declared nor paid any dividends on its Common Stock and does not anticipate paying dividends in respect of its Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the extent of its indebtedness and any contractual restrictions with respect to the payment of dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

    USE OF PROCEEDS. The Company received approximately $10,400,000 in net cash proceeds from its initial public offering of Common Stock consummated in February 1997. The Company used approximately $3,500,000 of the proceeds to capitalize Preferred Insurance in February 1997 and approximately $5,000,000 of the proceeds in connection with the Travel Nurse acquisition in March 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following discussion and analysis should be read in conjunction with the financial statements and notes related thereto contained elsewhere in this Form 10-KSB.

GENERAL

    The Company is primarily engaged in the property and casualty insurance business as a general agent ("GA") on behalf of the American International Group of Companies ("AIG"), General Accident Insurance Company ("GAIC") and the Kemper Insurance Companies ("Kemper") and as a reinsurer for certain workers' compensation insurance policies written by the Company on behalf of AIG. Pursuant to general agency agreements with these carriers, the Company is authorized to solicit and bind insurance contracts on behalf of the insurers, collect and account for premiums on business it writes, and request cancellation or nonrenewal of any policy placed by the Company. The Company receives, as compensation pursuant to the terms of these general agency agreements, gross commissions on its business at rates which range from 5% to 20%. The Company has written workers' compensation insurance since its inception in 1988 and in late 1995 began writing other forms of property and casualty insurance (such other forms of insurance being hereinafter referred to as "Package") for family style and fast food restaurants as a GA for GAIC. In June 1996, GAIC advised the Company that it would no longer accept Package insurance risks for fast food restaurants, but would continue to do so for family style restaurants. As a result, the Company became a GA for Kemper during March 1997, through which it writes package as well as other forms of property and casualty insurance and workers' compensation insurance.

    In December 1996, the Company formed a reinsurance subsidiary (Preferred Insurance) under the laws of Bermuda and entered into a reinsurance agreement with AIG pursuant to which Preferred Insurance acts as the reinsurer with respect to certain workers' compensation and employer's liability insurance policies in force with policy inception dates as of January 1, 1996 and subsequent which are written by the Company on behalf of AIG. Preferred Insurance receives as compensation pursuant to the terms of the reinsurance agreement the related net written premiums less certain program expenses and commissions and the losses paid associated with the business. Although Preferred Insurance assumes the risks associated with being a reinsurer, the reinsurance agreement limits the liability of Preferred Insurance for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the reinsurance agreement limits the aggregate liability of Preferred Insurance for all coverage to an amount not to exceed 70% of the gross written premium for each individual underwriting year. Because the reinsurance agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the contract and formation of Preferred Insurance are accounted for as retroactive reinsurance. Refer to Note 1(c) to the Company's consolidated financial statements for a more detailed explanation of the accounting related thereto. The reinsurance agreement with Preferred Insurance is terminable by either party upon the occurrence of certain events.

    The Company collects workers' compensation premiums from the insureds and remits the ceding commission (net of the Company's commission) and reinsurance charge to AIG and remits the net premium to Preferred Insurance. Commission income on workers' compensation business is recognized as income when premiums are collected. Package insurance premiums are principally collected by the insurance carrier. The Package insurance carrier remits commissions on Package premiums it collects to the Company monthly. Commission income on Package business is recognized as income when premiums are due. Reinsurance premiums received by Preferred Insurance are earned on a pro-rata basis over the term of the related coverage.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996

    TOTAL REVENUES. Total revenues for the year ended December 31, 1997 was $15,999,000 compared to $3,341,000 for the year ended December 31, 1996, representing a net increase of $12,658,000. The following table provides a comparison of commission income for the years ended December 31, 1997 and 1996 by category:

                                                                                 PERCENTAGE
                                          1997           1996       NET CHANGE     CHANGE
                                      -------------  ------------  ------------  -----------
Net commission income:
  Workers' compensation.............  $   1,401,000     1,680,000      (279,000)     (16.6%)
  Package...........................        483,000       577,000       (94,000)     (16.3%)
  Other, net........................        475,000       206,000       269,000      130.6%
                                      -------------  ------------  ------------  -----------
    Total net commission income.....      2,359,000     2,463,000      (104,000)      (4.2%)
Premiums earned.....................     11,675,000       525,000    11,150,000       *
Net investment income...............      1,395,000       217,000     1,178,000       *
Other income........................        570,000       136,000       434,000       *
                                      -------------  ------------  ------------  -----------
    Total revenues..................  $  15,999,000     3,341,000    12,658,000       *
                                      -------------  ------------  ------------  -----------
                                      -------------  ------------  ------------  -----------
Workers' compensation:
  Premiums collected................  $  14,929,000    16,746,000    (1,817,000)     (10.9%)
                                      -------------  ------------  ------------  -----------
                                      -------------  ------------  ------------  -----------
  Ratio of net commission
    income/premiums collected.......           9.39%        10.03%        (0.64%)
                                      -------------  ------------  ------------
                                      -------------  ------------  ------------

------------------------

* The percentage change is insignificant or not meaningful for comparative purposes.

    Workers' compensation commission income decreased $279,000, or 16.6%, for the year ended December 31, 1997 as compared to the prior year as a result of the decrease in premiums collected of $1,817,000, which is attributable to the decrease in the workers' compensation book of business. The decrease in workers' compensation commission income is also due to an increase in commission expense related to the mix of business produced by brokers. Package commission income decreased $94,000 or 16.3% for the year ended December 31, 1997 as compared to the prior year as a result of the lack of product availability as described above. Other net commission income increased $269,000 for the year ended December 31, 1997 as compared to the prior year as a result of the introduction of the small business plan which accounted for $264,000 of the increase. Premiums earned increased $11,150,000 for the year ended December 31, 1997 as compared to the prior year as a result of the entry by Preferred Insurance into the reinsurance business in 1997 and reflects a full year of operations. Net investment income increased $1,178,000 for the year ended December 31, 1997 as compared to the prior year as a result of the investable funds raised by the Company in its 1997 initial public offering and premiums received by Preferred Insurance. Other income increased $434,000 for the year ended December 31, 1997 as a result of the effects of the retroactive insurance accounting treatment of Preferred Insurance as discussed more fully in Note 1(c) to the Company's consolidated financial statements.

    TOTAL EXPENSES. Total expenses for the year ended December 31, 1997 were $14,581,000 compared to $3,427,000 for the year ended December 31, 1996, representing an increase of $11,154,000. The following table provides a comparison of total expenses for the years ended December 31, 1997 and 1996 by category:

                                                                                   PERCENTAGE
                                             1997          1996      NET CHANGE      CHANGE
                                         -------------  ----------  ------------  -------------
Losses and loss adjustment expenses
  incurred.............................  $   6,257,000     270,000     5,987,000        *
Amortization of deferred acquisition
  costs................................      4,162,000     178,000     3,984,000        *
Other costs............................      4,162,000   2,979,000     1,183,000         39.7%
                                         -------------  ----------  ------------          ---
  Total expenses.......................  $  14,581,000   3,427,000    11,154,000        *
                                         -------------  ----------  ------------          ---
                                         -------------  ----------  ------------          ---

------------------------

* The percentage change is insignificant or not meaningful for comparative purposes.

    Losses and loss adjustment expenses increased $5,987,000 for the year ended December 31, 1997 as compared to the previous year. The increase is consistent with the increase in premiums earned in 1997 as discussed above. For the year ended December 31, 1997, the Company's ratio of losses incurred to premiums earned was approximately 54%. Amortization of deferred acquisition costs increased $3,984,000 for the year ended December 31, 1997 as compared to the previous year. This increase is consistent with the increase in premiums earned in 1997 as discussed above. For the year ended December 31, 1997, the Company's ratio of amortization of deferred acquisition costs to premiums earned was approximately 36%.

    Other expenses increased $1,183,000 or 39.7% for the year ended December 31, 1997 as compared to the previous year. The following table provides a comparison of other expenses for years ended December 31, 1997 and 1996 by category:

                                                                                    PERCENTAGE
                                                1997         1996     NET CHANGE      CHANGE
                                            ------------  ----------  -----------  -------------
Personnel expenses........................  $  2,464,000   2,056,000     408,000          19.8%
Occupancy expenses........................       307,000     212,000      95,000          44.8%
Professional fees.........................       281,000      81,000     200,000         *
Interest expense..........................        17,000      42,000     (25,000)        (59.5%)
Other operating expenses..................     1,093,000     588,000     505,000          85.6%
                                            ------------  ----------  -----------        -----
  Total other expense.....................  $  4,162,000   2,979,000   1,183,000          39.7%
                                            ------------  ----------  -----------        -----
                                            ------------  ----------  -----------        -----

------------------------

* The percentage change is insignificant or not meaningful for comparative purposes.

    Personnel expenses increased $408,000 or 19.8% for the year ended December 31, 1997 as compared to the previous year as a result of the hiring of three executives in 1997 with aggregate annual compensation of $543,000 together with a 2% aggregate annual salary increase in 1997 for all other employees plus the retroactive effects of the salary increases. Occupancy expenses increased $95,000 for the year ended December 31, 1997, principally as a result of the Company's relocation to larger quarters to accommodate the Company's expansion. Professional fees increased $200,000 for the year ended December 31, 1997, principally as a result of increased legal fees associated with various corporate, reinsurance and acquisition matters. Interest expense decreased $25,000 as a result of a decrease in the principal balance of a loan from a shareholder.

    Other operating expenses increased $505,000 for the year ended December 31, 1997 as compared to the previous year, primarily related to the following: (i) increased insurance expense of $190,000,

(ii) increased relocation expense of $115,000, (iii) increased sales promotion expense of $75,000, (iv) increased travel expenses of $55,000 and (v) increased supplies expense of $45,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Relocation expense increased due to the three executives hired as discussed above. Sales promotion, travel expenses and supplies expense increased as a result of the expansion of the business.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's principal source of cash has been from the collection of workers' compensation insurance premiums from its insureds. In February 1997, the Company consummated an initial public offering of 1,725,000 shares of Common Stock (including the underwriters' over-allotment option) and received gross cash proceeds of approximately $12,506,250.

    At December 31, 1997, net cash and investments were $24,044,000 (net of premiums payable of $3,064,000). Net cash provided by operating activities increased to $11,515,000 in 1997 from $3,177,000 in 1996, an increase of $8,338,000. This increase resulted primarily from an increase in reinsurance premiums collected of $14,716,000 offset by an increase in net premiums paid of $849,000, an increase in net dividend trust funds paid of $470,000, an increase in expenses paid of $1,419,000, a decrease in premiums collected of $1,881,000 and a decrease in litigation proceeds of $190,000. The increase in reinsurance premiums collected is a result of a full year of reinsurance operations by Preferred Insurance. The increase in net premiums paid is the result of the remitting of premiums payable by the Company to Preferred Insurance on a more timely basis so as to provide for a greater investment yield.

    Cash flows used in investing activities increased to $23,066,000 for the year ended December 31, 1997 from $131,000 for the year ended December 31, 1996, an increase of $22,935,000. This increase resulted primarily from the purchase of investments with the proceeds from the issuance of common stock of $10,384,000 and the net premiums generated from operations as discussed above.

    The Company believes that its existing cash balances and cash flows from activities will be adequate to meet its current operations, including expected capital expenditures, for at least the next twelve months.

    In connection with the Company's current business strategy, it may seek additional funds through equity and/or debt financings. There can be no assurance that any such additional debt or equity will be available to the Company, or if available, will be on terms acceptable to the Company. The Company is currently negotiating a letter of intent with an investment banking firm for the private placement of $10 million of subordinated convertible notes. There can be no assurance the Company will enter into a definitive agreement concerning the transaction or that the Company will consummate such financing.

ITEM 7. FINANCIAL STATEMENTS

    The Company's audited consolidated financial statements for the years ended December 31, 1997 and 1996, respectively, are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

    Information with respect to this Item is incorporated by reference to the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders expected to be held in June, 1998.

ITEM 10. EXECUTIVE COMPENSATION

    Information with respect to this Item is incorporated by reference to the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders expected to be held in June, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this Item is incorporated by reference to the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders expected to be held in June, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this Item is incorporated by reference to the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders expected to be held in June, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following exhibits are included herewith unless otherwise indicated:

EXHIBITS                                                                                                           PAGE
-----------                                                                                                        -----

       3.1   Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, No. 333-14103).

       3.2   By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's
             Registration Statement on Form SB-2, No. 333-14103).

       4.1   Form of Representative Warrants (Incorporated herein by reference to Exhibit 4.1 to the Company's
             Registration Statement on Form SB-2, No. 333-14103).

       4.2   Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.2 to the
             Company's Registration Statement on Form SB-2, No. 333-14103).

      10.1   Form of the Company's 1996 Employee Stock Option Agreement (Incorporated herein by reference to
             Exhibit 10.1 to the Company's Registration Statement on Form SB-2, No. 333-14103).

      10.2   Form of Share Escrow Agreement among the Company, Baer Marks & Upham LLP and Howard Odzer together with the Letter Agreement Regarding Additional Terms (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2, No. 333-14103).

      10.3   Employment Agreement, dated May 15, 1995, between the Company and Howard Odzer (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, No.
             333-14103).

      10.4   Form of Employment Agreement between the Company and Mel Harris (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2, No. 333-14103).

EXHIBITS                                                                                                           PAGE
-----------                                                                                                        -----
      10.5   Letter regarding Agreement among Preferred Insurance, The Insurance Company of the State of
             Pennsylvania and other AIG Affiliates and Form of Reinsurance Agreement (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, No. 333-14103).

      10.6   Office Space Lease Agreement, dated August 1, 1994 between the Company and K/B Opportunity Fund
             I, LP and PEGI (Incorporated herein by reference to Exhibit 10.6 to the Company's Registration
             Statement on Form SB-2, No. 333-14103).

      10.7   Form of Advisory Services Letter Agreement between the Company and the Representative
             (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form
             SB-2, No. 333-14103).

      10.8   Stock Repurchase Agreement, dated as of May 15, 1995, among the Company, Howard Odzer and Ronald
             Rothstein (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration
             Statement on Form SB-2, No. 333-14103).

      10.9   Cost Sharing Agreement, between the Company and International Insurance Group, Inc. (Incorporated
             herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2, No.
             333-14103).

      10.10  Form of Share Exchange Agreement among the Company and certain stockholders of PEGI listed therein (Incorporated herein by reference to 10.10 to the Company's Registration Statement on
             Form SB-2, No. 333-14103).

      10.11  Amended and Restated Shareholders Agreement dated as of May 15, 1995 among the Company, Howard
             Odzer and Mel Harris (Incorporated herein by reference to 10.11 to the Company's Registration
             Statement on Form SB-2, No. 333-14103).

      10.12  Form of Employment Agreement between the Company and Howard Odzer (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2, No. 333-14103).

      10.13  Agency Agreement dated September 1, 1994 among the Company, GAIC and certain affiliates of GAIC
             (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on
             Form SB-2, No. 333-14103).

      10.14  General Agency Agreement dated January 1, 1993 among the Company, The Insurance Company of the
             State of Pennsylvania and certain affiliates of AIG (Incorporated herein by reference to Exhibit
             10.14 to the Company's Registration Statement on Form SB-2, No. 333-14103).

     *10.15  The Company's 1996 Employee Stock Option Plan.

     *21.1   Subsidiaries of the Company.

     *27.1   Financial Data Schedule.

------------------------

*   Filed herewith.

    (b)  Current Reports on Form 8-K.

        None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................        F-2
Consolidated Balance Sheet as of December 31, 1997....................................        F-3
Consolidated Statements of Operations for the years ended December 31, 1997 and
  1996................................................................................        F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997
  and 1996............................................................................        F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996          F-6
Notes to Consolidated Financial Statements............................................        F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Preferred Employers Holdings, Inc.:

    We have audited the accompanying consolidated balance sheet of Preferred Employers Holdings, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preferred Employers Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Miami, Florida
March 27, 1998

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997

                                          ASSETS
Investments:
  Held-to-maturity securities, at amortized cost (fair value of $8,237,669)....  $8,015,105
  Held-to-maturity securities, at amortized cost -- restricted (fair value of
    $7,947,981)................................................................   7,877,444
  Short-term investments.......................................................   7,090,550
                                                                                 ----------
    Total investments..........................................................  22,983,099

Cash...........................................................................   4,125,147
Accrued investment and interest income.........................................     311,934
Commissions and premiums receivable, net.......................................     585,072
Deferred acquisition costs.....................................................     903,880
Property and equipment, net....................................................     478,826
Deferred tax assets............................................................     252,837
Deposits.......................................................................      24,921
Other assets...................................................................      34,487
                                                                                 ----------
    Total assets...............................................................  $29,700,203
                                                                                 ----------
                                                                                 ----------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses.....................................  $6,107,613
Unearned premiums..............................................................   2,671,831
Premiums payable...............................................................   3,064,103
Commissions payable............................................................     330,055
Other liabilities..............................................................   4,750,082
Accounts payable and accrued expenses..........................................     508,127
Deferred reinsurance income....................................................     279,980
                                                                                 ----------
Total liabilities..............................................................  17,711,791
                                                                                 ----------

Shareholders' equity:
  Common stock, $0.01 par value; authorized 10,000,000 shares; issued 5,254,412
    shares.....................................................................      52,544
  Additional paid-in capital...................................................  10,367,074
  Retained earnings............................................................   2,074,351
                                                                                 ----------
    Total shareholders' equity.................................................  12,493,969
  Treasury stock, at cost, 529,412 shares......................................    (505,557)
                                                                                 ----------
    Net shareholders' equity...................................................  11,988,412
                                                                                 ----------
    Total liabilities and shareholders' equity.................................  $29,700,203
                                                                                 ----------
                                                                                 ----------

          See accompanying notes to consolidated financial statements

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                           1997           1996
                                                                                       -------------  ------------
Revenues:
  Premiums earned....................................................................  $  11,674,659       524,760
  Net investment income..............................................................      1,394,544       217,314
  Net commission income..............................................................      2,359,445     2,462,625
  Other income.......................................................................        570,464       136,431
                                                                                       -------------  ------------
    Total revenues...................................................................     15,999,112     3,341,130
                                                                                       -------------  ------------
Expenses:
  Losses and loss adjustment expenses incurred.......................................      6,257,095       270,251
  Amortization of deferred acquisition costs.........................................      4,161,884       177,526
  Other expenses.....................................................................      4,161,735     2,979,087
                                                                                       -------------  ------------
    Total expenses...................................................................     14,580,714     3,426,864
                                                                                       -------------  ------------
Operating income (loss) before income taxes..........................................      1,418,398       (85,734)
Non operating income.................................................................       --             190,000
                                                                                       -------------  ------------
Income before income taxes...........................................................      1,418,398       104,266
Income taxes.........................................................................        208,980       --
                                                                                       -------------  ------------
    Net income.......................................................................  $   1,209,418       104,266
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Net basic income per share...........................................................  $         .27
                                                                                       -------------
                                                                                       -------------
Net diluted income per share.........................................................  $         .27
                                                                                       -------------
                                                                                       -------------
Common shares and common share equivalents used in computing net income per share....      4,513,562
                                                                                       -------------
                                                                                       -------------
Proforma information (unaudited):
  Historical income before income taxes..............................................                 $    104,266
  Proforma income tax provision......................................................                       38,891
  Proforma net income................................................................                       65,375
  Proforma basic income per share....................................................                          .02
  Proforma diluted income per share..................................................                          .02
  Weighted average shares outstanding................................................                    3,000,000

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                            1997          1996
                                                                                        -------------  ----------
Common stock-number of shares:
    Balance at beginning of period....................................................      3,529,412   3,529,412
    Issuance of common shares.........................................................      1,725,000      --
                                                                                        -------------  ----------
    Balance at end of period..........................................................      5,254,412   3,529,412
                                                                                        -------------  ----------
                                                                                        -------------  ----------
Common stock:
    Balance at beginning of period....................................................  $      35,294      35,294
    Issuance of common shares.........................................................         17,250      --
                                                                                        -------------  ----------
    Balance at end of period..........................................................         52,544      35,294
                                                                                        -------------  ----------
Additional paid-in capital:
    Balance at beginning of period....................................................       --            --
    Issuance of common shares.........................................................     10,367,074      --
                                                                                        -------------  ----------
    Balance at end of period..........................................................     10,367,074      --
                                                                                        -------------  ----------
Retained earnings:
    Balance at beginning of period....................................................        864,933     760,667
    Net income........................................................................      1,209,418     104,266
                                                                                        -------------  ----------
    Balance at end of period..........................................................      2,074,351     864,933
                                                                                        -------------  ----------
Treasury Stock:
    Balance at end of period..........................................................       (505,557)   (505,557)
                                                                                        -------------  ----------
    Total shareholders' equity........................................................  $  11,988,412     394,669
                                                                                        -------------  ----------
                                                                                        -------------  ----------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                          1997           1996
                                                                                      -------------  -------------
Cash flow from operating activities:
  Net income........................................................................  $   1,209,418        104,266
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................        150,341        161,132
    Amortization of deferred acquisition costs......................................      4,161,884        177,526
    Deferred income taxes...........................................................       (252,837)      --
    Change in:
      Accrued investment and interest income........................................       (311,934)      --
      Commissions and premiums receivable...........................................      3,344,344     (3,583,802)
      Unpaid losses and loss adjustment expenses....................................      5,908,223        199,390
      Unearned premiums.............................................................        782,854      1,888,977
      Deferred reinsurance income...................................................     (1,054,421)     1,334,401
      Premiums payable..............................................................       (521,487)     1,231,676
      Commissions payable...........................................................       (179,302)       212,769
      Accounts payable and accrued expenses.........................................        135,437        367,215
      Other, net....................................................................     (1,857,061)     1,083,264
                                                                                      -------------  -------------
        Net cash provided by operating activities...................................     11,515,459      3,176,814
                                                                                      -------------  -------------
Cash flow from investing activities:
  Purchase of fixed maturities......................................................    (15,892,549)      --
  Increase in short-term investments................................................     (7,090,550)      --
  Purchase of property and equipment................................................        (82,677)      (130,503)
                                                                                      -------------  -------------
        Net cash used in investing activities.......................................    (23,065,776)      (130,503)
                                                                                      -------------  -------------
Cash flow from financing activities:
  Proceeds from sale of common stock................................................     10,384,324       --
  Repayment of shareholder loan.....................................................       (300,000)      (275,000)
                                                                                      -------------  -------------
        Net cash provided by (used in) financing activities.........................     10,084,324       (275,000)
                                                                                      -------------  -------------
Net increase (decrease) in cash.....................................................     (1,465,993)     2,771,311
Cash at beginning of period.........................................................      5,591,140      2,819,829
                                                                                      -------------  -------------
Cash at end of period...............................................................  $   4,125,147      5,591,140
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental disclosure of cash flow information:
  Income taxes paid.................................................................  $     202,300       --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Preferred Employers Holdings, Inc. (the "Company") and its subsidiaries, as described below, are prepared in accordance with generally accepted accounting principles. These principles vary in certain respects from statutory accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

    (B) ORGANIZATION

    Preferred Employers Holdings, Inc. is the successor company to Preferred Employers Group, Inc. ("PEGI"). In February, 1997, the Company completed an initial public offering of 1,725,000 shares of common stock (including the underwriter's over-allotment option) at a price of $7.25 per share. Immediately prior to the Company's initial public offering, the Company and the stockholders of PEGI (the "Exchanging Stockholders") effected a recapitalization whereby the Company exchanged 17,647.06 shares of common stock for each share of common stock of PEGI held by the Exchanging Stockholders (the "Exchange"). As a result of the Exchange, PEGI became a wholly owned subsidiary of the Company. Except as otherwise specified or when the context otherwise requires, references to the Company herein include Preferred Employers Holdings, Inc. and PEGI, through which the Company conducts certain of its business.

    The Company was appointed as a general agent ("GA") by the American International Group of Companies ("AIG"), a major group of international insurance carriers, on January 1, 1993. In this regard, the Company is authorized to write workers' compensation as well as other forms of "property and casualty" business (such other forms of insurance being hereinafter referred to as "Package") on behalf of AIG. In addition, the Company was appointed as a GA by General Accident Insurance Company of America ("GAIC") on September 1, 1994, with the authority to write all forms of commercial property and casualty business for family style and fast-food restaurants. On June 11, 1996, GAIC advised the Company that it would no longer write Package insurance for fast-food restaurants; however, on March 20, 1997, the Company was appointed as a GA by the Kemper Group of Insurance Companies with the authority to write workers' compensation and other forms of commercial property and casualty business for family style and fast-food restaurants and convenience stores.

    (C) INSURANCE OPERATIONS

    In 1996, the Company formed a Bermuda licensed reinsurance subsidiary (the "Reinsurer") and entered into a reinsurance agreement (the "Agreement") with AIG during the fourth quarter of 1996. The Agreement provides that the Reinsurer assumes certain workers' compensation and employer's liability insurance policies from AIG with policy inception dates as of January 1, 1996 and subsequent. Although the Reinsurer will assume the risks associated with being a reinsurer, the Agreement limits the liability of the Reinsurer for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Agreement limits the aggregate liability of the Reinsurer for all coverage to an amount not to exceed 70 percent of the gross written premium for each individual underwriting year.

    Because the Agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the Agreement and formation of the Reinsurer are accounted for as retroactive reinsurance.

    The principal difference between the accounting for retroactive and prospective reinsurance is that revenue and costs of retroactive reinsurance are deferred and accreted into income over the claim-settlement period, rather than over the period for which contractual coverage is provided, as would be the case under prospective reinsurance.

    Retroactive insurance accounting does not change the amount of income to be recognized, but rather extends the period of recognition from one year--the period of coverage, to six years--the period over which claims liabilities from the business are expected to be settled. Cash flows from the reinsurance transactions are not affected by the accounting treatment.

    The accompanying financial statements reflect a composite retroactive/prospective accounting treatment with business written prior to October 1, 1996, being accounted for as retroactive and business written subsequent thereto accounted for as prospective.

    The effects of prospective and retroactive reinsurance accounting treatment are illustrated below. The prospective method assumed that the Agreement incepted on January 1, 1996, and provides for a loss ratio of 51.5%, acquisition costs of 33.38%, aggregate net premiums written of approximately $15 million ($12,600,000 relating to the period January 1 through September 30, 1996) and an investment yield of 6.5% on net cash flows. The retroactive (deposit) method uses the same assumptions except that since the Agreement was not executed until October 1996, any investment income on net cash flows earned for the period from January through September 1996 are deferred and recognized as "other income" over the payment period of the remaining claim liabilities.

    Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below is as follows:

                                                           PROSPECTIVE         COMPOSITE
                                                              METHOD     RETROACTIVE/PROSPECTIVE
YEARS                                                      (PRO FORMA)         (ACTUAL)
---------------------------------------------------------  ------------  ---------------------
1996.....................................................  $  1,658,000           324,000
1997.....................................................     1,288,000         1,372,000
1998-2001................................................     1,314,000         2,564,000
                                                           ------------        ----------
                                                           $  4,260,000         4,260,000
                                                           ------------        ----------
                                                           ------------        ----------

    It should be noted that the table presented above is for illustrative purposes only to highlight that the basis of accounting used only impacts the timing of the net revenue recognition and not the aggregate economic results. Further, it should be noted that the above table is based on estimates as to the amount and timing of aggregate loss and loss expense payments, available investment yields and acquisition and other costs associated with the provision of insurance protection. Actual results may vary, perhaps materially, from those illustrated above. No assurance is given or may be taken that subsequent revisions of estimates will not have a material impact on the illustration above.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Prospective reinsurance premiums are earned on a pro-rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of the net premiums written relating to the unexpired term of coverage.

    Acquisition costs are deferred and amortized over the period in which the related prospective reinsurance premiums are earned.

    Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid claims represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves are continually reviewed and updated. Adjustments, if any, resulting therefrom are reflected in income, currently. The Company does not discount its loss reserves.

    (D) INVESTMENTS

    Fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reported at amortized cost. Fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" and are reported at fair value, with unrealized gains and losses included in income. Fixed maturity and equity securities not classified as either held to maturity or trading are classified as "available for sale" and are reported at fair value, with unrealized gains and losses (net of deferred taxes) charged or credited as a separate component of shareholders' equity.

    Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts relating to investments acquired at other than par value. Realized gains or losses on disposal of investments are determined on a specific identification basis and are included in revenues.

    The Company does not own any on-balance sheet or off-balance sheet derivative instruments.

    (E) PROPERTY AND EQUIPMENT, NET

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

    (F) PREMIUMS PAYABLE

    Premiums which are collected from insureds are reported as assets of the Company and as corresponding liabilities to the insurance carriers. Premiums received from insureds but not yet remitted to the carriers are held as invested cash in a fiduciary capacity.

    (G) COMMISSION INCOME

    Commission income is recognized when premiums are received. Any subsequent commission adjustments, including policy cancellations, are recognized upon notification from the insurance carrier or broker.

    (H) INCOME TAXES

    Prior to the formation of the Company, PEGI had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code. PEGI's stockholders included in their tax returns the Company's income or loss. Accordingly, no provision for income taxes is provided in the consolidated financial

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statements related to 1996. However, subsequent to the formation of the Company, PEGI is taxed as a C corporation under the provisions of the Internal Revenue Code. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (I) NET INCOME PER SHARE

    Net income per common share is based upon the weighted average number of common shares outstanding during each year. In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement requires specific computations, presentations and disclosures for earnings per share (EPS) amounts in order to make EPS amounts more compatible with international accounting standards. The Company adopted SFAS No.128 for the period ended December 31, 1997. This statement requires that any prior period EPS amounts be restated. The adoption of SFAS No. 128 had no effect on diluted EPS amounts reported for any periods presented.

    (J) ACCOUNTING PRONOUNCEMENTS

    SFAS No. 129, DISCLOSURES OF INFORMATION ABOUT CAPITAL STRUCTURE, was also issued in February 1997 and is also effective December 31, 1997. This statement establishes standards for disclosing information about an entity's capital structure.

    On June 30, 1997, the FASB released SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. An example of an item that will be included in the Company's presentation of comprehensive income, in addition to net income, is unrealized gains and losses on securities available for sale. This statement is effective beginning in 1998.

    Management believes that there will be no significant impact on the Company's financial reporting or disclosures as a result of these pronouncements.

    (K) RECLASSIFICATIONS

    Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

(2) INVESTMENTS

    Net investment income for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                                          1997         1996
                                                                      ------------  ----------
Fixed maturities....................................................  $    973,839      --
Short-term investments and cash.....................................       420,705     217,314
                                                                      ------------  ----------
Net investment income...............................................  $  1,394,544     217,314
                                                                      ------------  ----------
                                                                      ------------  ----------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(2) INVESTMENTS (CONTINUED)
    At December 31, 1997, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

    Bonds with an amortized cost of $7,877,444 were held in a restricted account for the benefit of the ceding company (AIG) as unauthorized reinsurance at December 31, 1997, in accordance with statutory requirements.

    The amortized cost and estimated fair values of investments at December 31, 1997 are as follows:

                                                                                                           AMOUNT AT
                                                                                                          WHICH SHOWN
                                                                GROSS          GROSS        ESTIMATED       IN THE
                                                AMORTIZED    UNREALIZED     UNREALIZED         FAIR         BALANCE
                                                  COST          GAINS         LOSSES          VALUE          SHEET
                                              -------------  -----------  ---------------  ------------  -------------
Securities held to maturity:
  Fixed maturities:
    Obligations of states and political
      subdivisions..........................  $   8,015,105     222,564         --            8,237,669     8,015,105
    Obligations of states and political
      subdivisions --restricted.............      7,877,444      70,537         --            7,947,981     7,877,744
                                                                                    --
                                              -------------  -----------                   ------------  -------------
      Total fixed maturities................  $  15,892,549     293,101         --           16,185,650    15,892,549
                                                                                    --
                                                                                    --
                                              -------------  -----------                   ------------  -------------
                                              -------------  -----------                   ------------  -------------

    The amortized cost and fair value of securities at December 31, 1997, by contractual maturity date, are presented below:

                                                                     AMORTIZED        FAIR
                                                                       COST          VALUE
                                                                   -------------  ------------
Fixed maturities held-to-maturity:
  Due in one year or less........................................  $    --             --
  Due after one year through five years..........................      6,941,072     7,139,209
  Due after one year through five years--restricted..............      6,803,411     6,849,521
  Due after five years through ten years.........................       --                  --
  Due after ten years............................................      1,074,033     1,098,460
  Due after ten years--restricted................................      1,074,033     1,098,460
                                                                   -------------  ------------
                                                                      15,892,549    16,185,650
Short-term investments...........................................      7,090,550     7,090,550
                                                                   -------------  ------------
    Total........................................................  $  22,983,099    23,276,200
                                                                   -------------  ------------
                                                                   -------------  ------------

(3) FINANCIAL INSTRUMENTS

    The carrying amounts for short-term investments, cash, commissions and premiums receivable, accrued investment income, and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

    Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(4) STOCKHOLDER LOAN

    In May 1995, the Company entered into a repurchase agreement with stockholders (the "Agreement") whereby the Company agreed to repurchase from them an aggregate of 30 shares of common stock (529,412 shares as adjusted) (the "Shares") of the Company. The aggregate purchase price for the Shares was $600,000 (including interest) to be paid in 24 installments of $25,000. The closing of the Agreement was subject to the Company's completion of a $600,000 distribution to the stockholders of the Company, pro rata based on the number of shares of common stock of the Company outstanding and paid to the stockholders of record on the Agreement date, without giving effect to the repurchase. The $600,000 distribution was made by the Company on May 26, 1995.

    Pursuant to a subsequent agreement made with the stockholders, the outstanding loan balance at December 31, 1995 was to be repaid in 23 monthly installments of $25,000 (including interest) commencing in February 1996. The outstanding balance of the above-referenced stockholder loan was paid in full during 1997.

(5) NONOPERATING INCOME

    In January 1996, the Company settled a lawsuit with a major brokerage firm that had unilaterally canceled an insurance-brokerage agreement. The Company received $190,000 in settlement of the lawsuit.

(6) INCOME TAXES

    U.S. Federal and state income tax expense consists of the following components:

                                                              CURRENT     DEFERRED     TOTAL
                                                             ----------  ----------  ---------
December 31, 1997..........................................  $  461,817    (252,837)   208,980
December 31, 1996..........................................      --          --         --

    State income tax aggregated $97,833 for the year ended December 31, 1997.

    Income tax expense for the years ended December 31, 1997 and 1996 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

                                                                          1997         1996
                                                                       -----------  ----------
Expected income tax expense..........................................  $   482,255      35,450
State income tax, net................................................       41,993      --
Tax-exempt interest..................................................     (209,237)     --
S Corporation income.................................................     (164,281)    (35,450)
Other, net...........................................................       58,249      --
                                                                       -----------  ----------
    Total income tax expense.........................................  $   208,980      --
                                                                       -----------  ----------
                                                                       -----------  ----------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(6) INCOME TAXES (CONTINUED)
    Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded for 1997:

Deferred tax assets:
  Reserve for unpaid claims.......................................  $ 427,414
  Other, net......................................................     44,348
                                                                    ---------
    Gross deferred tax assets.....................................    471,762
                                                                    ---------
                                                                    ---------
Deferred tax liabilities:
  Commissions receivable..........................................   (151,454)
  Commissions payable.............................................    (67,471)
                                                                    ---------
    Gross deferred tax liabilities................................   (218,925)
                                                                    ---------
      Net deferred tax asset......................................  $ 252,837
                                                                    ---------
                                                                    ---------

    A valuation allowance has not been established as the Company believes it is more likely than not that the deferred tax asset will be realized.

    As a Bermuda domiciled corporation, the Reinsurance Subsidiary does not file United States tax returns. The Company currently expects to operate in such a manner that it is not directly subject to U.S. tax (other than U.S. excise tax on reinsurance premiums where the risks covered thereby are reinsured with another foreign insurer which is neither a resident of Bermuda nor a resident of a third country with a United States tax treaty which entitles the foreign insurer to exemption from excise tax, and withholding tax on certain investment income from U.S. sources) because it does not engage in business or have a permanent establishment in the United States.

    The Reinsurance Subsidiary does, however, constitute a "controlled foreign corporation" ("CFC") for United States federal income tax purposes. As a result, the Company includes in its gross income for United States federal income tax purposes its pro-rata share of the CFC's "subpart F income," even if such subpart F income is not distributed. Substantially all of the Reinsurance Subsidiary's income is subpart F income.

    The Company is considering an election under section 953(d) of the Internal Revenue Code to tax the Reinsurance Subsidiary as a domestic corporation for U.S. Income Tax purposes. The Company believes this election, if made, will not have a material effect on its income tax expense.

(7) STATUTORY SOLVENCY REQUIREMENTS

    The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1997 was $7,309,143 and the amounts required to be maintained by the company was $3,300,000. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution. At December 31, 1997, the Company was in compliance with this requirement.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the years ended December 31, 1997 and 1996:

                                                                           1997        1996
                                                                       ------------  ---------
Net unpaid losses and loss adjustment expenses at beginning of
  year...............................................................  $    199,390     --
                                                                       ------------  ---------
Incurred related to:
  Current year.......................................................     5,284,268    270,251
  Prior year.........................................................       972,827     --
                                                                       ------------  ---------
    Total incurred...................................................     6,257,095    270,251
                                                                       ------------  ---------
Paid related to:
  Current year.......................................................       --          70,861
  Prior year.........................................................       348,872     --
                                                                       ------------  ---------
    Total paid.......................................................       348,872     70,861
                                                                       ------------  ---------
Net unpaid losses and loss adjustment expenses at end of year........  $  6,107,613    199,390
                                                                       ------------  ---------
                                                                       ------------  ---------

(9) STOCK OPTIONS

    The following table summarizes stock option activity for 1997:

                                                                    OPTION    WEIGHTED AVERAGE
                                                                    SHARES     EXERCISE PRICE
                                                                   ---------  -----------------
Granted..........................................................    511,500      $    7.48
Exercised........................................................     --             --
                                                                   ---------          -----
Outstanding at December 31, 1997.................................    511,500      $    7.48
                                                                   ---------          -----
                                                                   ---------          -----

    The Company had no options outstanding prior to 1997.

    The following table summarizes information about stock options outstanding at December 31, 1997:

                                                   OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                               ----------------------------  ------------------------
                                                  WEIGHTED
                                                   AVERAGE       WEIGHTED                  WEIGHTED
            RANGE OF                              REMAINING       AVERAGE                   AVERAGE
            EXERCISE                NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
             PRICES               OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
--------------------------------  -----------  ---------------  -----------  -----------  -----------
$7.00...........................      75,000           9.52      $    7.00       --        $    7.00
 7.25...........................     160,000           9.64           7.25       35,000         7.25
 7.75...........................     276,500           9.10           7.75          300         7.75
                                  -----------           ---          -----   -----------       -----
$7.00-7.75......................     511,500           9.45      $    7.48       35,300    $    7.48
                                  -----------           ---          -----   -----------       -----
                                  -----------           ---          -----   -----------       -----

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options as allowed pursuant to FASB Statement No. 123, "Accounting for Stock Based Compensation" (FASB Statement 123). FASB Statement 123 requires use of option valuation models that require the input

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(9) STOCK OPTIONS (CONTINUED)
of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

    Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with FASB Statement No. 123, the reduction in the Company's 1997 net income and net income per share would have been insignificant. The effect of applying the fair method of accounting for stock options on reported net income and net income per share for 1997 may not be representative of the effects for future years because outstanding options vest over a period of several years and additional awards are generally made each year.

    The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997:

Risk-free interest rate............................................................      6.46%
Expected Life......................................................................    7 years
Expected volatility................................................................        25%
Expected dividend yield............................................................          0

(10) LEASES

    In August 1994, the Company entered into an office lease agreement which became effective on April 1, 1995. The agreement provides for an initial seven-year term with two five-year renewal options. The following is a schedule of the approximate future minimum lease payments as of December 31, 1997:

                                  YEAR ENDING
                                  DECEMBER 31,                                       TOTAL
                                 -------------                                    ------------
1998............................................................................  $    191,000
1999............................................................................       199,000
2000............................................................................       211,000
2001............................................................................       214,000
Thereafter......................................................................        54,000
                                                                                  ------------
                                                                                  $  1,052,000
                                                                                  ------------
                                                                                  ------------

    Rent expense for the years ended December 31, 1996 and 1997 was $135,018 and $80,078, respectively.

(11) LITIGATION

    The Company is a defendant in various litigation matters considered to be in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(12) UNAUDITED PRO FORMA INFORMATION

    Pro forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had the Company filed income tax returns as a taxable C corporation for 1996.

(13) YEAR 2000

    Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company developed a plan to address Year 2000 issues and has recently completed the converion of its computer systems to be Year 2000 compliant. The cost associated with the project was immaterial.

(14) SUBSEQUENT EVENT

    In March 1998, the Company consummated the purchase of substantially all of the assets of HSSI Travel Nurse Operations, Inc., a wholly-owned subsidiary of Hospital Staffing Services, Inc. for $5.0 million in cash. Based in Ft. Lauderdale, Florida since 1981, Travel Nurse has provided registered nurse and other professional medical personnel, often referred to as "travelers," primarily to client hospitals in the United States and the Caribbean on a contractual basis for periods generally ranging from 8 to 52 weeks. During 1997, Travel Nurse placed in excess of 700 nurses.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 31, 1998.

                                PREFERRED EMPLOYERS HOLDINGS, INC.

                                BY:                /S/ MEL HARRIS
                                     -----------------------------------------
                                                     Mel Harris
                                        Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant
and in the capacities indicated on March       , 1998.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board and
        /s/ MEL HARRIS            Chief Executive Officer
------------------------------    (Principal Executive         March 31, 1998
          Mel Harris              Officer)

                                Senior Vice President,
   /s/ WILLIAM R. DRESBACK        Chief Financial Officer
------------------------------    and Secretary (Principal     March 31, 1998
     William R. Dresback          Financial and Accounting
                                  Officer)

       /s/ HOWARD ODZER         President and Director
------------------------------                                 March 31, 1998
         Howard Odzer

     /s/ STUART J. GORDON       Director
------------------------------                                 March 31, 1998
       Stuart J. Gordon

     /s/ JACK D. BURSTEIN       Director
------------------------------                                 March 31, 1998
       Jack D. Burstein

                                Director
------------------------------
       Maxwell M. Rabb