Form 10QSB
period 1998-03-31
PREFERRED EMPLOYERS HOLDINGS INC
filed 1998-05-15
CIK 1023695

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transaction period from _________________ to _________________

                                                     Commission File No. 1-12677

                       PREFERRED EMPLOYERS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  65-0698779
    -------------------------------         -----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


                 10800 Biscayne Boulevard, Miami, Florida 33161
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 893-4040
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes |_| No |X|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

          Not Applicable  X

       APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998 was:
              Common Stock 4,725,000 shares
              (Par value $.01 per share)

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX


PART     I    -   FINANCIAL INFORMATION                                     PAGE
                                                                            ----

Item-1        -   Quarterly Financial Statements                               1

         Consolidated Balance Sheets                                           1

         Consolidated Statements of Operations                                 2

         Consolidated Statements of Cash Flows                                 3

         Notes to Consolidated Financial Statements                            4

Item-2        -   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14

PART     II   -   OTHER INFORMATION

Item-1        -   Legal Proceedings                                           18

Item-2        -   Changes in Securities and Use of Proceeds                   18

Item-3        -   Defaults Upon Senior Securities                             18

Item-4        -   Submission of Matters to a Vote of Security Holders         18

Item-5        -   Other Information                                           18

Item-6        -   Exhibits and Reports on Form 8-K                            19

SIGNATURE                                                                     20

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                March 31, 1998 (unaudited) and December 31, 1997

                                   Assets                                           March 31,1998          December 31, 1997
                                                                                    -------------          -----------------
Investments:
   Held-to-maturity securities, at amortized cost (fair value of $7,310,231
      in 1998 and $8,237,669 in 1997)........................................          $7,144,658                  8,015,105
   Held-to-maturity securities, at amortized cost - restricted (fair value of
      $8,846,055 in 1998 and $7,947,981 in 1997).............................           8,728,146                  7,877,444
   Short-term investments....................................................           4,659,119                  7,090,550
                                                                                      -----------                -----------
      Total investments......................................................          20,531,923                 22,983,099
Cash.........................................................................           2,938,719                  4,125,147
Accrued investment and interest income.......................................             243,960                    311,934
Accounts, commissions and premiums receivable, net...........................           3,161,759                    585,072
Deferred acquisition costs...................................................           1,052,259                    903,880
Property and equipment, net..................................................             467,666                    478,826
Deferred tax assets..........................................................             604,608                    252,837
Goodwill and other intangible assets, net....................................           4,979,167                          -
Deposits.....................................................................              30,684                     24,921
Other assets.................................................................              95,427                     34,487
                                                                                      -----------                -----------
      Total assets...........................................................         $34,106,132                 29,700,203
                                                                                      ===========                 ==========

                   Liabilities and Shareholders' Equity
Liabilities:
   Unpaid losses and loss adjustment expenses................................          $7,763,582                  6,107,613
   Unearned premiums.........................................................           3,244,629                  2,671,831
   Premiums payable..........................................................           3,755,813                  3,064,103
   Commissions payable.......................................................             300,105                    330,055
   Other liabilities.........................................................           5,312,027                  4,750,082
   Accounts payable and accrued expenses.....................................           1,147,828                    508,127
   Deferred reinsurance income...............................................             279,980                    279,980
                                                                                      -----------                -----------
        Total liabilities....................................................          21,803,964                 17,711,791
                                                                                      -----------                -----------

Shareholders' equity:
   Common stock, $0.01 par value; authorized 10,000,000 shares; issued
      5,254,412 shares.......................................................              52,544                     52,544
   Additional paid-in capital................................................          10,367,074                 10,367,074
   Retained earnings.........................................................           2,388,107                  2,074,351
                                                                                      -----------                -----------
      Total shareholders' equity.............................................          12,807,725                 12,493,969
   Treasury stock, at cost, 529,412 shares...................................           (505,557)                  (505,557)
                                                                                      -----------                -----------
      Net shareholders' equity...............................................          12,302,168                 11,988,412
                                                                                      -----------                 ----------
      Total liabilities and shareholders' equity.............................         $34,106,132                 29,700,203
                                                                                      ===========                 ==========

          See accompanying notes to consolidated financial statements.


               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Three Months Ended March 31, 1998 and 1997 (unaudited)



                                                                                1998          1997
                                                                                ----          ----
Revenues:
   Premiums earned ........................................................   $3,066,609    2,044,430
   Net investment income ..................................................      385,985      213,652
   Net commission income ..................................................      543,130      634,314
   Staffing income ........................................................    1,411,030           --
   Other income ...........................................................      138,906      145,084
                                                                              ----------   ----------
        Total revenues ....................................................    5,545,660    3,037,480
                                                                              ----------   ----------

Expenses:
   Losses and loss adjustment expenses incurred ...........................    1,655,969    1,103,317
   Amortization of deferred acquisition costs .............................      981,315      737,309
   Staffing costs .........................................................    1,278,651           --
   Other expenses .........................................................    1,265,630      846,611
                                                                              ----------   ----------
        Total expenses ....................................................    5,181,565    2,687,237
                                                                              ----------   ----------

Income before income taxes ................................................      364,095      350,243
Income taxes ..............................................................       50,339      129,590
                                                                              ----------   ----------
      Net income ..........................................................   $  313,756      220,653
                                                                              ==========   ==========

Net basic income per share ................................................   $      .07   $      .06
                                                                              ==========   ==========

Net diluted income per share ..............................................   $      .07   $      .06
                                                                              ==========   ==========

Common shares and common share equivalents used in computing net income per
   share ..................................................................    4,725,000    3,867,500
                                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Three Months Ended March 31, 1998 and 1997 (unaudited)

                                                                                           1998            1997
                                                                                           ----            ----
Cash flow from operating activities:
   Net income ........................................................................ $   313,756        220,653
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..................................................      54,401         36,319
      Amortization of deferred acquisition costs .....................................     981,315        737,309
      Deferred income taxes ..........................................................     351,771             --
      Change in:
        Accrued investment and interest income .......................................      67,974             --
        Accounts, commissions and premiums receivable ................................  (2,576,687)     3,419,805
        Deferred acquistion costs ....................................................    (651,604)            --
        Unpaid losses and loss adjustment expenses ...................................   1,655,969      1,016,082
        Unearned premiums ............................................................     572,798       (603,435)
        Deferred reinsurance income ..................................................          --       (360,374)
        Premiums payable .............................................................     691,710        366,024
        Commissions payable ..........................................................     (29,950)       (27,767)
        Accounts payable and accrued expenses ........................................     639,701        587,189
        Other, net ...................................................................    (686,390)     1,678,905
                                                                                       -----------    -----------
           Net cash provided by operating activities .................................   1,384,764      7,070,710
                                                                                       -----------    -----------

Cash flow from investing activities:
   Purchase of subsidiary ............................................................  (5,000,000)            --
   Sale (purchase) of short-term investments, net ....................................   2,451,176     (7,405,936)
   Purchase of property and equipment ................................................     (22,368)       (15,741)
                                                                                       -----------    -----------
           Net cash used in investing activities .....................................  (2,571,192)    (7,421,677)
                                                                                       -----------    -----------

Cash flow from financing activities:
   Proceeds from sale of common stock ................................................          --     10,402,129
   Repayment of shareholder loan .....................................................          --        (75,000)
                                                                                       -----------    -----------
           Net cash provided by financing activities .................................          --     10,327,129
                                                                                       -----------    -----------

Net decrease in cash .................................................................  (1,186,428)       (23,838)
Cash at beginning of period ..........................................................   4,125,147      5,591,140
                                                                                       -----------    -----------
Cash at end of period ................................................................ $ 2,938,719      5,567,302
                                                                                       ===========    ===========

Supplemental disclosure of cash flow information:
   Income taxes paid ................................................................. $   280,000             --
                                                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(1) Summary of Significant Accounting Policies

      (a) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997, which were filed with the Securities and Exchange Commission of Form 10-KSB on March 31, 1998.

      (b) Organization

      Preferred Employers Holdings, Inc. is the successor company to Preferred Employers Group, Inc. ("PEGI"). In February 1997, the Company completed an initial public offering of 1,725,000 shares of common stock (including the underwriter's over-allotment option) at a price of $7.25 per share. Immediately prior to the Company's initial public offering, the Company and the stockholders of PEGI (the "Exchanging Stockholders") effected a recapitalization whereby the Company exchanged 17,647.06 shares of common stock for each share of common stock of PEGI held by the Exchanging Stockholders (the "Exchange"). As a result of the Exchange, PEGI became a wholly owned subsidiary of the Company. Except as otherwise specified or when the context otherwise requires, references to the Company herein include Preferred Employers Holdings, Inc. and PEGI, through which the Company conducts certain of its business.

      In March 1998, the Company, through a wholly owned subsidiary, consummated the purchase of the operations of HSSI Travel Nurse Operations, Inc., a wholly-owned subsidiary of Hospital Staffing Services, Inc. for $5.0 million in cash. Based in Ft. Lauderdale, Florida since 1981, Travel Nurse has provided registered nurse and other professional medical personnel, often referred to as "travelers," primarily to client hospitals in the United States and the Caribbean on a contractual basis for periods generally ranging from 8 to 52 weeks. During 1997, Travel Nurse placed in excess of 700 nurses. The goodwill associated with the acquisition is amortized consistent with the expected future revenue stream of the hospital contracts purchased, or 15 years.

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

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(1) Summary of Significant Accounting Policies (Continued)

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

      Retroactive insurance accounting does not change the amount of income to be recognized, but rather extends the period of recognition from one year-the period of coverage, to six years-the period over which claims liabilities from the business are expected to be settled. Cash flows from the reinsurance transactions are not affected by the accounting treatment.

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

      Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below is as follows:

                                  Prospective               Composite
                                    Method             Retroactive/Prospective
Years                             (pro forma)                (actual)
                                  ----------           -----------------------
1996.............................  $1,658,000                  324,000
1997.............................   1,288,000                1,372,000
1998.............................     400,000                  840,000
1999.............................     332,000                  658,000
2000.............................     300,000                  563,000
2001.............................     282,000                  503,000
                                  -----------               ----------

                                   $4,260,000                4,260,000
                                  ===========               ==========

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(1) Summary of Significant Accounting Policies (Continued)

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

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(1) Summary of Significant Accounting Policies (Continued)

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

      (i) Net Income Per Share

      Net income per common share is based upon the weighted average number of common shares outstanding during each year. In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement requires specific computations, presentations and disclosures for earnings per share (EPS) amounts in order to make EPS amounts more compatible with international accounting standards. The Company adopted SFAS No.128 for the period ended December 31, 1997. This statement requires that any prior period EPS amounts be restated. Stock options outstanding at March 31, 1998 and 1997 of 616,500 and 250,000, respectively, had no effect on diluted earnings per share amounts.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(1) Summary of Significant Accounting Policies (Continued)

      (j) Reclassifications

      Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

(2) Investments

      At March 31, 1998 and December 31, 1997, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

      Bonds with an amortized cost of $8,728,146 and $7,877,444 were held in a restricted account for the benefit of the ceding company (AIG) as unauthorized reinsurance at March 31, 1998 and December 31, 1997, respectively, in accordance with statutory requirements.

         The amortized cost and estimated fair values of investments at March 31, 1998 and December 31, 1997 are as follows:

                                                                Gross        Gross        Estimated       Amount at Which
                                             Amortized        Unrealized   Unrealized       Fair          Shown in the
                                                Cost            Gains        Losses         Value         Balance Sheet
                                            -----------       -----------   ---------    -----------      ---------------
Securities held to maturity:
March 31, 1998:
   Fixed maturities:
      Obligations of states and political
        subdivisions .....................  $ 7,144,658           165,573          --      7,310,231         7,144,658
      Obligations of states and political
        subdivisions -restricted .........    8,728,146           117,909          --      8,846,055         8,728,146
                                            -----------       -----------   ---------    -----------       -----------
Total fixed maturities ...................  $15,872,804           283,482          --     16,156,286        15,872,804
                                            ===========       ===========   =========    ===========       ===========

                                                                Gross        Gross        Estimated       Amount at Which
                                             Amortized        Unrealized   Unrealized       Fair           Shown in the
                                                Cost            Gains        Losses         Value          Balance Sheet
                                            -----------       -----------   ---------    -----------      ---------------

December 31, 1997:
   Fixed maturities:
      Obligations of states and political
        subdivisions .....................  $ 8,015,105         222,564            --     8,237,669         8,015,105
Obligations of states and political
      subdivisions -restricted ...........    7,877,444          70,537            --     7,947,981         7,877,744
                                            -----------     -----------     ---------   -----------       -----------
  Total fixed maturities .................  $15,892,549         293,101            --    16,185,650        15,892,549
                                            ===========     ===========     =========   ===========       ===========

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(2) Investments (Continued)

      The amortized cost and fair value of securities at March 31, 1998 and December 31, 1997, by contractual maturity date, are presented below:

                                                       March 31, 1998            December 31, 1997
                                                       ----------------         ------------------
                                                    Amortized        Fair        Amortized       Fair
                                                      Cost           Value         Cost          Value
                                                   -----------   -----------   -----------   -----------
Fixed maturities held-to-maturity:
Due in one year or less .........................           --            --            --            --
Due after one year through five years ...........  $ 6,074,128     2,216,641     6,941,072     7,139,209
Due after one year through five years-restricted     7,657,616     7,752,465     6,803,411     6,849,521
Due after five years through ten years ..........           --            --            --            --
Due after ten years .............................    1,070,530     1,093,590     1,074,033     1,098,460
Due after ten years-restricted ..................    1,070,530     1,093,590     1,074,033     1,098,460
                                                   -----------   -----------   -----------   -----------
                                                    15,872,804    16,156,286    15,892,549    16,185,650
Short-term investments ..........................    4,659,119     4,659,119     7,090,550     7,090,550
                                                   -----------   -----------   -----------   -----------
      Total .....................................  $20,531,923    20,815,403    22,983,099    23,276,200
                                                   ===========   ===========   ===========   ===========

(3) Financial Instruments

      The carrying amounts for short-term investments, cash, accounts, commissions and premiums receivable, accrued investment and interest income, premiums payable, commissions payable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

      Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics.

(4) Stockholder Loan

      In May 1995, the Company entered into a repurchase agreement with stockholders (the "Agreement") whereby the Company agreed to repurchase from them an aggregate of 30 shares of common stock (529,412 shares as adjusted) (the "Shares") of the Company. The aggregate purchase price for the Shares was $600,000 (including

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(4) Stockholder Loan (Continued)

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

(5) Income Taxes

      U.S. Federal and state income tax expense consists of the following components:

                                            Current      Deferred        Total
                                            -------      --------        -----

March 31, 1998 ....................         $402,110     (351,771)        50,339
March 31, 1997 ....................         $129,590         --          129,590

      Income tax expense for the quarters ended March 31, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

                                                       1998               1997
                                                      ------             -----

Expected income tax expense ................        $ 123,792           119,082
State income tax, net ......................           13,217            14,709
Tax-exempt interest ........................          (65,904)          (19,061)
S Corporation income .......................               --                --
Other, net .................................          (20,766)          (14,860)
                                                    ---------         ---------
      Total income tax expense .............        $  50,339           129,590
                                                    =========         =========

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(5) Income Tax (Continued)

      Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded for March 31, 1998 and December 31, 1997:

                                                      1998               1997
                                                    ---------         ---------
Deferred tax assets:
   Commission payable ......................        $ 112,930                --
   Unearned premiums .......................          112,441                --
   Reserve for unpaid claims ...............          584,287           427,414
   Other, net ..............................           44,348            44,348
                                                    ---------         ---------
      Gross deferred tax assets ............        $ 854,006           471,762
                                                    ---------         ---------

Deferred tax liabilities:
   Commissions receivable ..................         (249,398)         (151,454)
   Commissions payable .....................               --           (67,471)
                                                    ---------         ---------
      Gross deferred tax liabilities .......         (249,398)         (218,925)
                                                    ---------         ---------
        Net deferred tax asset .............        $ 604,608           252,837
                                                    =========         =========

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

(6) Annual Statutory Solvency Requirements

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

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(7) Liability for Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the quarters ended March 31, 1998 and 1997:

                                                           1998          1997
                                                        ----------    ----------
Unpaid losses and loss adjustment expenses
   at beginning of period ..........................    $6,107,613       199,390
                                                        ----------    ----------
Incurred related to:
   Current year ....................................       657,159       792,547
   Prior year ......................................       998,810       310,770
                                                        ----------    ----------
      Total incurred ...............................     1,655,969     1,103,317
                                                        ----------    ----------
Paid related to:
   Current year ....................................            --            --
   Prior year ......................................            --        87,235
                                                        ----------    ----------
      Total paid ...................................            --        87,235
                                                        ----------    ----------
Unpaid losses and loss adjustment expenses
   at end of period ................................    $7,763,582     1,215,472
                                                        ==========    ==========

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 1998 (unaudited) and December 31, 1997

(8) Litigation

      The Company is a defendant in various litigation matters considered to be in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

(9) Year 2000

      Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company developed a plan to address Year 2000 issues and has recently completed the conversion of its computer systems to be, it believes, Year 2000 compliant. The cost associated with the project was immaterial.

(10) Subsequent Events

      In May 1998, the Company obtained a $3 million unsecured revolving line of credit from a bank. The terms of the loan provide for monthly interest payments at the prime lending rate (currently 8 1/2% per annum). The loan is renewable on an annual basis.

      In May 1998, the Company concluded a private placement of $10,580,000 of 7% convertible subordinated notes (the "Notes") due May 2003. The principal amount of the Notes is convertible at any time upon the earlier of the maturity date (May 12, 2003) or 10 business days after receipt of a termination notice at the option of the holders into shares of the Company's common stock at a conversion price of $9.00 (the "Conversion Price").

      In the event (i) the closing bid price of the Company's common stock equals or exceeds $13.50 per share for twenty consecutive trading days during any period commencing upon satisfaction of one of the conditions contained in
(ii) hereof and (ii) either a registration statement covering the shares of common stock issuable upon conversion of the Notes has been declared effective by the Securities and Exchange Commission and remains effective or at least two years has elapsed since the issuance date of the Notes and the shares of common stock issuable upon conversion of the notes are saleable, without restriction, under Rule 144(k) promulgated under the Securities Act of 1933, as amended, then the holder's right to convert the outstanding principal amount of the Notes shall be terminated by the Company by delivering to the holder a notice of termination (the "Termination Notice"), in which event (a) the holder will have the right at any time during 10 business days after receipt of the Termination Notice, in its sole discretion, to convert the outstanding principal amount of the Notes into shares of common stock of the Company at the Conversion Price, and (b) thereafter, the holder's option to convert shall terminate and the Notes may be prepaid by the Company, at any time prior to the Maturity Date, in whole or in part for the face amount thereof, together with all accrued and unpaid interest through the date of prepayment.

Item 6. Management's Discussion and Analysis

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes related thereto contained elsewhere in this Form 10-QSB.

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

      In March 1998, a wholly-owned subsidiary of the Company consummated the purchase of substantially all of the assets of HSSI Travel Nurse Operations, Inc. ("Travel Nurse"), a wholly-owned subsidiary and Hospital Staffing Services, Inc. for $5.0 million in cash. Preferred Healthcare Staffing, Inc. ("Preferred Healthcare") provides registered nurses and other professional medical personnel to client hospitals in the United States and the Caribbean on a contractual basis for periods ranging from 8 to 52 weeks.

      Preferred Healthcare negotiates billing rates with the client hospitals to provide for the recovery of its cost of payroll, housing, utilities, travel and insurance for its professional medical personnel, plus a profit margin and bills its client hospitals its negotiated rate. Preferred Healthcare records amounts billed its client hospitals as revenue on each payday.

Results of Operations

For the Three Months ended March 31, 1998 and 1997

      Total Revenues. Total revenues for the three months ended March 31, 1998 was $5,546,000 compared to $3,037,000 for the 1997 comparable period, representing a net increase of $2,509,000, or 82.6%. The following table provides a comparison of revenues for the three months ended March 31, 1998 and 1997 by category:

                                                                           Percentage
                                        1998          1997      Net Change   Change
                                        ----          ----      ----------   -------
Net commission income:
   Workers' compensation ........   $  416,000       432,000       (16,000)     -3.7%
   Package ......................       89,000       102,000       (13,000)  f  -12.7%
   Other, net ...................       38,000       100,000       (62,000)    -62.0%
                                    ----------    ----------    ----------    ------
      Total net commission income      543,000       634,000       (91,000)    -14.4%
Premiums earned .................    3,067,000     2,044,000     1,023,000      50.0%
Net investment income ...........      386,000       214,000       172,000      80.4%
Staffing income .................    1,411,000            --     1,411,000       0.0%
Other income ....................      139,000       145,000        (6,000)     -4.1%
                                    ----------    ----------    ----------    ------
      Total revenues ............   $5,546,000     3,037,000     2,509,000      82.6%
                                    ==========    ==========    ==========    ======

Workers' compensation:
   Premiums collected ...........   $4,732,000     4,219,000       513,000
                                    ==========    ==========    ==========
   Ratio of net commission
      income/premiums collected .          8.8%         10.2%         -3.1%
                                           ===          ====           ===

      Workers' compensation commission income decreased $16,000, or 3.7%, for the quarter ended March 31, 1998 as compared to the prior year as a result of an increase in commission expense related to the mix of business produced by brokers as depicted in the above table. Package commission income decreased $13,000 or 12.7% for the quarter ended March 31, 1998 as compared to the prior year as a result of the lack of product availability as described previously. Other net commission income decreased $62,000, or 62%, for the quarter ended March 31, 1998 as compared to the prior year as a result of the reduction in volume of audit and small business plan premiums collected. Premiums earned increased $1,023,000, or 50%, for the quarter ended March 31, 1998 as compared to the prior year as a result of new business and renewals of prior year business. Net investment income increased $172,000, or 80.4%, for the quarter ended March 31, 1998 as compared to the prior year as a result of premiums received and invested by Preferred Insurance. Staffing income increased $1,411,000 for the quarter ended March 31, 1998 as a result of the acquisition of Preferred Healthcare. Other income decreased $6,000, or 4.1% for the quarter ended March 31, 1998 as a result of the effects of the retroactive insurance accounting treatment of Preferred Insurance as discussed more fully in Note 1(c) to the Company's consolidated financial statements.

      Total Expenses. Total expenses for the quarter ended March 31, 1998 were $5,182,000 compared to $2,687,000 for the 1997 comparable period, representing an increase of $2,495,000, or 92.9%. The following table provides a comparison of total expenses for the quarters ended March 31, 1998 and 1997 by category:

                                                                            Percentage
                                          1998         1997      Net Change  Change
                                          ----         ----      ----------  -------

Losses and loss adjustment expenses
   incurred ........................   $1,656,000    1,103,000      553,000   50.1%
Amortization of deferred acquisition
   costs ...........................      981,000      737,000      244,000   33.1%
Staffing costs .....................    1,279,000           --    1,279,000     --
Other expenses .....................    1,266,000      847,000      419,000   49.5%
                                       ----------   ----------   ----------   ----
   Total expenses ..................   $5,182,000    2,687,000    2,495,000   92.9%
                                       ==========    =========    =========   ====

      Losses and loss adjustment expenses increased $553,000, or 50.1%, for the quarter ended March 31, 1998 as compared to the previous year. This increase is consistent with the increase in premiums earned in 1998 as discussed above. For the quarter ended March 31, 1998, the Company's ratio of losses incurred to premiums earned was approximately 54%. Amortization of deferred acquisition costs increased $244,000, or 33.1%, for the quarter ended March 31, 1998 as compared to the previous year. This increase is consistent with the increase in premiums earned in 1998 as discussed above. For the quarter ended March 31, 1998, the Company's ratio of amortization of deferred acquisition costs to premiums earned was approximately 32%. Staffing costs increased $1,279,000 for the quarter ended March 31, 1998 consistent with the staffing income as discussed above. Other expenses increased $419,000 or 49.5% for the quarter ended March 31, 1998 as compared to the previous year. The following table provides a comparison of other expenses for quarters ended March 31, 1998 and 1997 by category:

                                                                 Percentage
                              1998         1997      Net Change   Change
                              ----         ----      ----------   -------

Personnel expenses .....   $  779,000      560,000      219,000    39.1%
Occupancy expenses .....       66,000       78,000      (12,000)  (15.4%)
Professional fees ......      116,000       10,000      106,000       *
Interest expense .......           --        7,000       (7,000)     --
Amortization of goodwill       21,000           --       21,000      --
Other operating expenses      284,000      192,000       92,000    47.9%
                           ----------   ----------   ----------    ----
   Total other expense .   $1,266,000      847,000      419,000    49.5%
                           ==========   ==========   ==========    ====

----------
* The percentage change is insignificant or not meaningful for comparative purposes.

      Personnel expenses increased $219,000 or 39.1% for the quarter ended March 31, 1998 as compared to the previous year as a result of the hiring of two marketing employees and one marketing executive with aggregate annual compensation of $400,000 together with the increased staff related to the acquisition of Preferred Healthcare. Occupancy expenses decreased $12,000 or 15.4%, for the quarter ended March 31, 1998, principally as a result of decreased telephone charges. Professional fees increased $106,000 for the quarter ended March 31, 1998, principally as a result of increased legal fees associated with various corporate and acquisition matters. Interest expense decreased $7,000 as a result of the payoff in 1997 of a loan from a shareholder. Amortization of goodwill increased $21,000 for the quarter ended March 31, 1998 consistent with acquisition as discussed above. Other operating expenses increased $92,000, or 47.9% for the quarter ended March 31, 1998 as compared to the previous year, primarily related to the following: (i) increased insurance expense of $43,000, (ii) increased corporate fees and services of $42,000, and
(iii) increased taxes other than income taxes of $14,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Corporate fees and services and taxes other than income taxes increased as a result of the expansion of the business.

Liquidity and Capital Resources

      Historically, the Company's principal source of cash has been from the collection of workers' compensation insurance premiums from its insureds. In February 1997, the Company consummated an initial public offering of 1,725,000 shares of Common Stock (including the underwriters' over-allotment option) and received gross cash proceeds of approximately $12,506,000.

      At March 31, 1998, net cash and investments were $19,715,000 (net of premiums payable of $3,756,000). Net cash provided by operating activities decreased to $1,385,000 in 1998 from $7,071,000 in the first quarter of 1997, a decrease of $5,686,000. This decrease resulted primarily from a decrease in reinsurance premiums collected of $4,679,000, and an increase in accounts receivable of $2,577,000. The decrease in reinsurance premiums collected is a result of the collection by Preferred Insurance during the first quarter of 1997 of the net proceeds related to the 1996 underwriting year reinsurance balances. The increase in accounts receivable is associated with the acquisition of assets of Travel Norse and receivables generated by Preferred Healthcare during the first quarter of 1998.

      Cash flows used in investing activities decreased to $2,571,000 for the quarter ended March 31, 1998 from $7,422,000 for the quarter ended March 31, 1997, a decrease of $4,851,000. This decrease resulted primarily from the acquisition of Preferred Healthcare as discussed in the note 1(b) to the consolidated financial statements included herein.

      Cash flows from financing activities in 1997 reflect the net proceeds received by the Company of its initial public offering as discussed above.

      The Company believes that its existing cash balances and cash flows from activities will be adequate to meet its current operations, including expected capital expenditures, for at least the next twelve months.

      In May 1998, the Company concluded a private placement of $10,580,000 of 7% converted subordinated notes due May 2003 (the "Notes"). The principal amount of the Notes is convertible at any time upon the earlier of May 12, 2003 (the "Maturity Date") or ten business days after the receipt of Termination Notice as defined below at the option of the holders into shares of the Company's common stock at a conversion price of $9.00 per share (the "Conversion Price").

      In the event (i) the closing bid price of the Company's common stock equals or exceeds $13.50 per share for twenty consecutive trading days during any period commencing upon satisfaction of one of the conditions contained in
(ii) hereof and (ii) either a registration statement covering the shares of common stock issuable upon conversion of the Notes has been declared effective by the Securities and Exchange Commission and remains effective or at least two years has elapsed since the issuance date of the Notes and the shares of common stock issuable upon conversion of the notes are saleable, without restriction, under Rule 144(k) promulgated under the Securites Act of 1933, as amended, then the holder's right to convert the outstanding prinicipal amount of the Notes shall be terminated by the Company by delivering to the holder a notice of termination (the "Termination Notice"), in which event (a) the holder will have the right at any time during 10 business days after receipt of the Termination Notice, in its sole discretion, to convert the outstanding principal amount of the Notes into shares of common stock of the Company at the Conversion Price, and (b) thereafter, the holder's option to convert shall terminate and the Notes may be prepaid by the Company, at any time prior to the Maturity Date, in whole or in part for the face amount thereof, together with all accrued and unpaid interest through the date of prepayment.

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

Item 5.           Other Information.

                  Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

      (a)   The following exhibits are included unless otherwise indicated:

      27.1  Financial Data Schedule

      (b) Reports on Form 8-K. The Company's Current Report on Form 8-K, dated March 6, 1998 (filed on March 16, 1998).

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

Date:     May 15, 1998                       /s/ William R. Dresback
          --------------                 ----------------------------------
                                     By: William R. Dresback
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary (and duly
                                         authorized to sign on behalf of the
                                         Registrant)