Form 10KSB/A
period 1997-12-31
PREFERRED EMPLOYERS HOLDINGS INC
filed 1998-06-02
CIK 1023695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                              FORM 10-KSB/A NO. 1
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

   FOR THE YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NO. 001-12677

                            ------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                    65-0698779
      (State or other             (I.R.S. Employer
      jurisdiction of            Identification No.)
     incorporation or
       organization)

  10800 BISCAYNE BOULEVARD
       MIAMI, FLORIDA                 (305) 893-4040
    (Address of principal         (Registrant's telephone                 33161
      executive offices)                  number,                      (Zip Code)
                                   including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

    The issuer's revenues for the year ended December 31, 1997 were $15,999,112.

    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant on May 27, 1998 was $18,401,000 based on the closing sale price of the Common Stock of $9.38 on such date, as reported by the Nasdaq SmallCap Market-Registered Trademark-.

    The number of outstanding shares of the issuer's Common Stock as of May 27,
                              1998 was 4,725,000.

    Transitional Small Business Disclosure Format. Yes _ No X

                      DOCUMENTS INCORPORATED BY REFERENCE

    A list of Exhibits to this Annual Report on Form 10-KSB/A begins on Page 9.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information, as of May 30, 1998, concerning the Company's directors, executive officers and key employees:

NAME                                                       AGE                   POSITIONS WITH THE COMPANY
-----------------------------------------------------      ---      -----------------------------------------------------
Mel Harris...........................................          58   Chief Executive Officer, President and Chairman of
                                                                    the Board of Directors
William R. Dresback..................................          50   Senior Vice President, Chief Financial Officer and
                                                                    Secretary
Nancy Ryan...........................................          41   Vice President and Assistant Secretary
Stuart J. Gordon.....................................          67   Director
Jack D. Burstein.....................................          52   Director
Maxwell M. Rabb......................................          87   Director
D. Mark Olson........................................          49   Vice Chairman and Chief Operating Officer of PEGI

    The business experience of each of the persons listed above for at least the last five years is as follows:

    MEL HARRIS has been a director of the Company since its inception in 1988 and has been Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1993. In May 1998, Mr. Harris was appointed as President of the Company. Mr. Harris served as Vice Chairman of Jardine Insurance Brokers New York, Inc. from February 1992 until January 1994. From 1988 until February 1992, Mr. Harris served as Vice Chairman of Alexander & Alexander of New York, Inc. (a wholly-owned subsidiary of A&A Services, Inc.), a global insurance brokerage organization. Mr. Harris currently serves as President of International Insurance Group, Inc., an insurance brokerage company located in Miami, Florida and New York, New York and, since September 1996, has been a director of Koo Koo Roo, Inc., a casual dining chain. Mr. Harris is also a director and shareholder of Strategica Capital Corp., a merchant banking firm ("Strategica Capital"). Mr. Jack D. Burstein, a director of the Company, is the President of Strategica Capital. Mr. Harris has agreed to devote such time as is necessary, and in any event no less than 80% of his business time, to the affairs of the Company.

    WILLIAM R. DRESBACK has been Chief Financial Officer and Secretary of the Company since May 1993 and Senior Vice President of the Company since February 1997. From 1986 to 1992, Mr. Dresback served as Chief Financial Officer of Cobb Partners Financial, Inc. (previously a wholly-owned subsidiary of The Walt Disney Company), a national financial services company primarily involved in the mortgage banking, construction and real estate development businesses. From 1981 to 1986, Mr. Dresback served as Senior Vice President and Chief Financial Officer of International Financial Services, Inc. (a subsidiary of The Torchmark Corporation), an international financial services company primarily involved in the financial planning, life insurance and securities brokerage businesses. From 1969 to 1981, Mr. Dresback was employed by KPMG Peat Marwick LLP where he was responsible for managing the firm's South Florida Insurance Practice.

    NANCY RYAN has been a Vice President and the Assistant Secretary of the Company since July 1992. Ms. Ryan has over 12 years of experience in the commercial insurance industry. Ms. Ryan served as a Vice President of Jardine Insurance Brokers New York, Inc. from February 1992 until January 1994. From 1988 until February 1992, she served as a Vice President of Alexander & Alexander of New York, Inc. (a wholly-owned subsidiary of A&A Services, Inc.), a global insurance brokerage organization. Since 1984, Ms. Ryan has also served as a Vice President of International Insurance Group, Inc. Ms. Ryan devotes approximately 50% of her business time to the affairs of the Company.

    STUART J. GORDON has been a director of the Company since 1995. Mr. Gordon has been a partner at the law firm of Metzger, Hollis, Gordon & Alprin since 1989. Previously, Mr. Gordon served as the Special Assistant to the Comptroller of the Currency, Deputy Chairman and Treasurer of the United States Senate campaign of Daniel Patrick Moynihan, the first Administrative Assistant and Chief of Staff to Senator Moynihan (in Washington, D.C.) and Deputy Finance Chairman of the presidential campaign of Senator John Glenn. Mr. Gordon was appointed by the Governor of the State of Maryland to the Foster Care Review Board and served as a member of the Board of Governors of Daytop Village. Mr. Gordon serves as a member of the Board of Advisors of the Independent College Fund of New York.

    JACK D. BURSTEIN has been a director of the Company since January 1997. Mr. Burstein has been the Chairman and President of each of Strategica Group, Inc., a merchant bank ("Strategica Group") and Strategica Capital, an affiliate of Strategica Group and a merchant bank, since 1992. Mr. Harris is a limited partner in Strategica Capital. From 1984 to present, Mr. Burstein has served as Chief Executive Officer and President of American Capital Corp., a savings and loan holding corporation, and as Chief Executive Officer of TransCapital Financial Corporation, a savings and loan holding corporation. Prior to such time, Mr. Burstein was a senior partner in the accounting firms of Schecter Beame Burstein Price & Co. and Seidman & Seidman, respectively.

    MAXWELL M. RABB has been a director of the Company since January 1997. Mr. Rabb has been of counsel to the law firm of Kramer, Levin, Naftalis, Nessen, Kamin & Frankel since 1991 and was a partner in the law firm of Stroock, Stroock & Lavan from 1958 to 1981 and from 1989 to 1991. Mr. Rabb served as the United States Ambassador to Italy from 1981 to 1989. In addition, Mr. Rabb serves as a director of the Sterling National Bank, MIC Industries, Inc., Liberty Cable Company, Inc., Black Hole Technologies, Inc., Data Software and Systems, Inc., and CompuTower.

    D. MARK OLSON has been Chief Operating Officer and Vice Chairman of Preferred Employers Group, Inc., a wholly-owned subsidiary of the Company ("PEGI"), since July 1997. Prior to his employment with PEGI, from 1996 to 1997 Mr. Olson served as President, Chief Executive Officer and a director of PCA Solutions, Inc., a workers' compensation third party administration company. From 1987 to 1993, Mr. Olson served as Chairman, President and Chief Executive Officer of Invest Financial Corporation, a Kemper Financial Services ("KFS") subsidiary, and later as national director of sales for KFS. From 1993 to 1996, he served as a consultant to several of the nation's largest insurance and asset management companies.

    All directors of the Company serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. All officers of the Company serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment with the Company. See "Executive Compensation--Employment Agreements." There are no family relationships among the directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they filed with the SEC. Based solely on a review of copies of such reports received by the Company, the Company believes that for the year ended December 31, 1997 all Section 16(a) reports required to be filed by the executive officers, directors and 10% stockholders of the Company were filed on a timely basis other than (i) Mr. Harris, the Chairman of the Board, Chief Executive Officer and President of the Company, who failed to timely file a Form 4 with respect to a stock option grant that occurred in August 1997 and a Form 5 with respect to two gift transactions that occurred in October 1997 and November 1997, respectively and (ii) Mr. Dresback, a Senior Vice President, Chief Financial Officer and Secretary of the Company, who failed to timely file a Form 4 with respect to two stock option grants that occurred in February 1997.

ITEM 10. EXECUTIVE COMPENSATION

    The following summary compensation table sets forth the aggregate compensation paid to, or earned by, the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company for the three years ended December 31, 1997 whose total annual salary and bonus exceeded $100,000 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                              LONG-TERM
                                                                                                            COMPENSATION
                                                                                                            -------------
                                                                          ANNUAL COMPENSATION                SECURITIES
                                                              --------------------------------------------   UNDERLYING
                                                                                            OTHER ANNUAL      OPTIONS /
NAME AND PRINCIPAL POSITION                          YEAR     SALARY ($)     BONUS ($)    COMPENSATION ($)    SARS (#)
-------------------------------------------------  ---------  -----------  -------------  ----------------  -------------
Mel Harris(1)....................................       1997    116,729         --               --             275,000
  Chairman of the Board, Chief Executive                1996    250,000         --               --              --
  Officer and President                                 1995      --            --            270,000(2)         --

William R. Dresback..............................       1997     150,000        --               --              50,000
  Senior Vice President, Chief Financial Officer        1996     125,000        --               --              --
  and Secretary                                         1995     100,000        --               --              --

Howard Odzer(3)..................................       1997     190,000        --               --              --
  President of PEGI                                     1996     100,000        --               --              --
                                                        1995     100,000        --            270,000(2)         --

------------------------

(1) Mr. Harris serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to an employment agreement. See "Executive Compensation--Employment Agreements."

(2) Reflects cash dividends paid to such person pursuant to that certain Amended and Restated Shareholders Agreement dated as of May 15, 1995, by and among the Company, Mr. Harris and Mr. Odzer.

(3) Mr. Odzer resigned as President of PEGI effective May 30, 1998.

                             OPTION GRANTS IN 1997

    The following table sets forth certain information concerning the grant of stock options in 1997 to each of the Named Executive Officers.

                                         NUMBER OF
                                        SECURITIES         PERCENTAGE TO TOTAL
                                    UNDERLYING OPTIONS     OPTIONS GRANTED TO      EXERCISE PRICE
NAME                                      GRANTED           EMPLOYEES IN 1997         ($/SHARE)        EXPIRATION DATE
----------------------------------  -------------------  -----------------------  -----------------  -------------------
Mel Harris(1).....................         275,000                   34.7%                 7.75      August 20, 2004
William R. Dresback(2)............          25,000                    3.2                  7.25      February 5, 2002
William R. Dresback(3)............          25,000                    3.2                  7.25      February 5, 2001
Howard Odzer(4)...................              --                     --                    --      --

------------------------

(1) No options are immediately exercisable. 275,000 options are exercisable in five equal installments of 55,000, commencing August 20, 1998, subject to the terms of the option agreement issued pursuant to the Company's 1996 Employee Stock Option Plan.

(2) Pursuant to the terms of a stock option agreement issued pursuant to the Company's 1996 Employee Stock Option Plan, 15,000 of such options are immediately exercisable, and 10,000 options are exercisable in two equal installments commencing on February 5, 1999 and on the next anniversary thereof.

(3) Pursuant to the terms of a stock option agreement issued pursuant to the Share Escrow Agreement, 18,750 of such options are immediately exercisable, and 6,250 options are exercisable on February 5, 1999.

(4) Mr. Odzer resigned as President of PEGI effective May 30, 1998.

       AGGREGATE OPTION EXERCISES IN 1997 AND 1997 YEAR-END OPTION VALUES

    The following table sets forth certain information concerning the Named Executive Officers with respect to the number of shares covered by exercisable and unexercisable stock options at December 31, 1997 and the aggregate value of exercisable and unexercisable "in-the-money" options at December 31, 1997. No options were exercised by the Named Executive Officers in 1997.

                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING
                                                                            UNEXERCISED       VALUE OF UNEXERCISED
                                                                         OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS
                                                                             YEAR-END         AT FISCAL YEAR-END(1)
                                                                       ---------------------  ---------------------
                                                                           EXERCISABLE/           EXERCISABLE/
NAME                                                                       UNEXERCISABLE          UNEXERCISABLE
---------------------------------------------------------------------  ---------------------  ---------------------
Mel Harris...........................................................          --/275,000               --/--
William R. Dresback..................................................       33,750/16,250               --/--
Howard Odzer.........................................................           --                     --

------------------------

(1) The value of unexercised "in-the-money" options is equal to the difference between the closing bid price of the Common Stock on the Nasdaq SmallCap Market as of December 31, 1997 ($7.00) and the option exercise price per share, multiplied by the number of shares subject to options.

DIRECTOR COMPENSATION

    Directors do not receive compensation for their services as directors of the Company, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each Board of Directors meeting attended. In addition, all directors are eligible for grants of stock options pursuant to the Company's 1996 Employee Stock Option Plan and a Share Escrow Agreement dated February 5, 1997, among the Company, Mr. Odzer and the escrow agent named therein (the "Share Escrow Agreement").

As of December 31, 1997, the Company has granted options to three of its directors under the 1996 Employee Stock Option Plan and the Share Escrow Agreement, representing an aggregate of options to purchase 75,000 shares of common stock, par value $.01 per share, of the Company ("Common Stock"). In February 1997, pursuant to the 1996 Employee Stock Option Plan, each of Messrs. Gordon, Burstein and Rabb received options to purchase 12,500 shares of Common Stock at $7.25 per share, exercisable until February 7, 2002. All of the stock options granted to directors in 1997 pursuant to the 1996 Employee Stock Option Plan vest at a rate of 20% per year, over a period of five years commencing in February 1998. In February 1997, pursuant to the Share Escrow Agreement, each of Messrs. Gordon, Burstein and Rabb received options to purchase 12,500 shares of Common Stock at $7.25 per share, exercisable until February 7, 2001. All of the stock options granted to directors in 1997 pursuant to the Share Escrow Agreement vest at a rate of 25% per year, over a period of four years commencing in February 1998.

EMPLOYMENT AGREEMENTS

    In January 1997, the Company entered into a one-year employment agreement with Mr. Harris pursuant to which he serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. The agreement is subject to automatic one-year extensions absent notice of non-renewal from either party. In January 1998, the agreement was automatically renewed for an additional one-year period. Pursuant to the agreement, Mr. Harris is entitled to receive an annual salary of $150,000 and is also entitled to receive perquisites similar to perquisites made available to other senior executives of the Company and reimbursement for all business expenses related to the Company. Mr. Harris has agreed to devote such time as is necessary, and in any event no less than 80% of his business time, to the affairs of the Company. The agreement contains, among other things, customary non-compete and non-solicitation provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of May 27, 1998 with respect to the beneficial ownership of (i) any person known to the Company to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) each of the Named Executive Officers of the Company (named in the Summary Compensation Table of this Annual Report under the heading "Executive Compensation") and (iv) all directors and executive officers of the Company as a group (7 persons).

                                                                          NUMBER OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                      SHARES(2)     CLASS(2)
------------------------------------------------------------------------  ----------  -------------
Mel Harris(1)(3)........................................................   2,751,764         58.2%
Howard Odzer(1)(4)......................................................   1,111,765         23.5
William R. Dresback(1)(5)...............................................      33,750            *
Stuart J. Gordon(6).....................................................       5,625            *
Jack D. Burstein(7).....................................................       5,625            *
Maxwell M. Rabb(8)......................................................       5,625            *
Mellon Bank Corporation(9)..............................................     471,400         10.0
All directors and executive officers as a group (7 persons) (10)........   2,840,889         59.3

------------------------

*   Less than 1%.

(1) The business address of each such person is Preferred Employers Holdings, Inc., 10800 Biscayne Boulevard, Miami, Florida 33161.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty days from the date of determination upon the exercise of warrants or options. Each beneficial owner's number of shares and percentage ownership as set forth above is determined by assuming that options or warrants that are held by such person (but not those held by any other person) which are exercisable within sixty days from the date listed above have been exercised. See "Certain Relationships and Related Transactions."

(3) Includes (i) 88,235 shares held of record by Francine Harris, the wife of Mr. Harris, (ii) 88,235 shares held of record by Francine Harris, as custodian for Jamie Jo Harris, the daughter of Mr. and Mrs. Harris, (iii) 1,111,765 shares held of record by Howard Odzer pursuant to which Mr. Harris has an irrevocable proxy to vote such shares, subject to the terms thereof, and (iv) 123,529 shares held of record by Ronald Rothstein, the step-brother of Mr. Odzer, pursuant to which Mr. Harris has an irrevocable proxy to vote such shares, subject to the terms thereof. Mr. Harris may be deemed to have voting control over such shares and may be deemed to be the beneficial owner thereof. Mr. Harris disclaims beneficial ownership of (a) 88,235 shares held of record by Francine Harris, the wife of Mr. Harris and (b) 88,235 shares held of record by Francine Harris, as custodian for Jamie Jo Harris, the daughter of Mr. and Mrs. Harris. The shares of Common Stock owned by each of Mr. Harris and Mr. Odzer are subject to the terms and provisions of a stockholders' agreement among the parties which includes among other things, a right of first refusal to purchase the other's shares subject to certain exceptions contained therein. Does not include options to purchase 275,000 shares of Common Stock which vest over a period of five years beginning in August 1998. See "Certain Relationships and Related Transactions."

(4) Mr. Harris has voting control over the 1,111,765 shares held of record by Mr. Odzer, of which 300,000 shares have been placed in escrow pursuant to the terms of the Share Escrow Agreement. As a result, such shares have been included in the 2,751,764 shares beneficially owned by Mr. Harris. The Compensation Committee of the Board of Directors of the Company has investment power over the 300,000 shares placed in escrow under the Share Escrow Agreement. See footnote 3 above. See "Certain Relationships and Related Transactions."

(5) Represents (a) options to purchase 15,000 shares of Common Stock issued pursuant to the Company's 1996 Employee Stock Option Plan and (b) options to purchase 18,750 shares of Common Stock issued pursuant to the Share Escrow Agreement, all exercisable within 60 days from May 27, 1998.

(6) Represents (a) options to purchase 2,500 shares of Common Stock issued pursuant to the Company's 1996 Employee Stock Option Plan and (b) options to purchase 3,125 shares of Common Stock issued pursuant to the Share Escrow Agreement, all exercisable within 60 days from May 27, 1998. Mr. Gordon's business address is Duane Morris and Heckscher, 1667 K Street, Suite 700, Washington D.C. 20006.

(7) Represents (a) options to purchase 2,500 shares of Common Stock issued pursuant to the Company's 1996 Employee Stock Option Plan and (b) options to purchase 3,125 shares of Common Stock issued pursuant to the Share Escrow Agreement, all exercisable within 60 days from May 27, 1998. Mr. Burstein's business address is Strategica Capital Corp., 1221 Bickell Avenue, Suite 2600, Miami, Florida 33131.

(8) Represents (a) options to purchase 2,500 shares of Common Stock issued pursuant to the Company's 1996 Employee Stock Option Plan and (b) options to purchase 3,125 shares of Common Stock issued pursuant to the Share Escrow Agreement, all exercisable within 60 days from May 27, 1998. Mr. Rabb's business address is Kramer, Levin, Naftalis, Nessen, Kamin & Frankel, 919 3rd Avenue, 40th Floor, New York, New York 10022.

(9) Represents shares beneficially owned by Mellon Bank Corporation ("Mellon"), Mellon Bank N.A ("Mellon N.A."), The Dreyfus Corporation ("Dreyfus"), and Premier Aggressive Growth Fund ("Premier"). Mellon N.A., Dreyfus and Premier are direct or indirect subsidiaries of Mellon. Mellon,

    Mellon N.A. and Dreyfus may be deemed to have sole voting and dispositive power with respect to 471,400 shares of Common Stock and Premier may be deemed to have sole voting and dispositive power with respect to 256,800 of such shares. The business address of Mellon, Mellon N.A., Dreyfus and Premier is c/o Mellon Bank Corporation, One Mellon Bank Center, Pittsburgh, Pennsylvania 15258. The information contained herein has been derived from the Schedule 13G filed by such entities on January 27, 1998.

(10) Includes (a) 25,000 shares held of record by Ms. Ryan, (b) options to purchase 6,000 shares of Common Stock issued to Ms. Ryan pursuant to the Company's 1996 Employee Stock Option Plan and (c) options to purchase 7,500 shares of Common Stock issued to Ms. Ryan pursuant to the Share Escrow Agreement, all of such options being exercisable within 60 days from May 27, 1998. The business address of Ms. Ryan is Preferred Employers Holdings, Inc., 10800 Biscayne Boulevard, Miami, Florida 33161.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Burstein, a director of the Company, is the Chairman and President of Strategica Group and Strategica Capital. Mr. Harris, Chairman of the Board, Chief Executive Officer and President of the Company, is a director and shareholder of Strategica Capital, an affiliate of Strategica Group. In March 1997, the Company paid to Strategica Group a fee of $50,000 as compensation for its financial advisory and planning services provided in connection with the Company's initial public offering of 1,725,000 shares of Common Stock (which was consummated in February 1997). In April 1998, the Company also paid to Strategica Group a fee of $150,000 as compensation for its financial advisory and planning services provided in connection with the acquisition of substantially all of the assets used or pertaining to the business of HSSI Travel Nurse Operations, Inc.

    In February 1997, the then existing stockholders (the "Exchanging Stockholders") of PEGI, a corporation which conducted certain of the Company's operations, effected a recapitalization whereby the Company exchanged 17,647.06 shares of Common Stock for each share of common stock of PEGI held by the Exchanging Stockholders (the "Exchange"). As a result of the Exchange, PEGI became a wholly-owned subsidiary of the Company. Pursuant to the Exchange, Mr. Harris, Mr. Odzer, former President of PEGI, and Ms. Ryan, a Vice President and the Assistant Secretary of the Company, received 1,450,000, 1,111,765 and 25,000 shares of Common Stock, respectively.

    In February 1997, the Company, Mr. Harris and Mr. Odzer entered into a Shareholders Agreement which provides for certain arrangements regarding restrictions on the transferability of shares owned by them or by members of their respective families and other matters (the "1997 Shareholders Agreement"). Under the 1997 Shareholders Agreement, the parties have agreed to reciprocal rights of first refusal under certain circumstances with respect to the disposition of shares of Common Stock held by Messrs. Harris and Odzer, certain registration rights and indemnification with respect to Mr. Harris and Mr. Odzer. The 1997 Shareholders Agreement also reaffirms the irrevocable proxy to vote all of the shares held of record by Mr. Odzer, which was granted by Mr. Odzer to Mr. Harris in May 1995.

    Pursuant to a Share Escrow Agreement dated February 5, 1997, Mr. Odzer placed 300,000 shares of the Company's Common Stock beneficially owned by him in escrow for issuance upon exercise of stock options which have been granted by him to certain directors, executives and other officers of the Company, designated by the Compensation Committee.

    In January 1996, the Company entered into a Cost Sharing Agreement with International Insurance Group, Inc. ("IIG"), pursuant to which the Company provides office space, equipment and other administrative services to IIG. IIG is an insurance brokerage company which is wholly-owned by Mr. Harris, the Chairman of the Board, Chief Executive Officer and President of the Company. Under the Cost Sharing Agreement, the Company is entitled to receive from IIG approximately $2,400 per month for rendering such services. Prior to January 1996, the Company provided these services without reimbursement. For the year ended December 31, 1997, the Company billed an aggregate of approximately $40,737 and received an aggregate of $26,889 from IIG pursuant to the Cost Sharing Agreement.

    In 1995, PEGI entered into a Stock Repurchase Agreement, dated as of May 15, 1995 (the "Repurchase Agreement"), with Mr. Odzer and Mr. Rothstein, a step-brother of Mr. Odzer, pursuant to which PEGI agreed to repurchase from them an aggregate of 30 shares of common stock of PEGI (529,412 shares of Common Stock, as adjusted for the Exchange). The aggregate purchase price for such shares was $600,000 (including interest) to be paid in 24 installments of $25,000. In July 1995, pursuant to a subsequent letter agreement by and between PEGI and Mr. Odzer, it was agreed that PEGI would not pay monthly installments for the months of August 1995 through January 1996 and that payment of monthly installments of $25,000 (including interest) would resume in February 1996. As of December 31, 1997, PEGI paid the total amount of the balance of the purchase price outstanding to Mr. Odzer which was $300,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following exhibits are included herewith unless otherwise indicated:

EXHIBITS                                                                                                         PAGE
---------                                                                                                        -----

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

     10.5  Letter dated October 21, 1996, from the Company to New Hampshire Insurance Company regarding the
           Reinsurance Agreement among P.E.G. Reinsurance Company, Ltd., The Insurance Company of the State
           of Pennsylvania and other AIG Affiliates and Form of Reinsurance Agreement (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, No.
           333-14103).

     10.6  Office Space Lease Agreement, dated August 1, 1994, between the Company and K/B Opportunity Fund
           I, LP and PEGI (Incorporated herein by reference to Exhibit 10.6 to the Company's Registration
           Statement on Form SB-2, No. 333-14103).

EXHIBITS                                                                                                         PAGE
---------                                                                                                        -----
     10.7  Form of Advisory Services Letter Agreement between the Company and the Representative
           (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form
           SB-2, No. 333-14103).

     10.8  Stock Repurchase Agreement dated as of May 15, 1995, among the Company, Howard Odzer and Ronald
           Rothstein (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration
           Statement on Form SB-2, No. 333-14103).

     10.9  Cost Sharing Agreement dated January 3, 1996, between the Company and International Insurance
           Group, Inc. (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration
           Statement on Form SB-2, No. 333-14103).

    10.10  Form of Share Exchange Agreement among the Company and certain stockholders of PEGI listed therein (Incorporated herein by reference to 10.10 to the Company's Registration Statement on
           Form SB-2, No. 333-14103).

    10.11  Amended and Restated Shareholders Agreement dated as of May 15, 1995, among the Company, Howard
           Odzer and Mel Harris (Incorporated herein by reference to 10.11 to the Company's Registration
           Statement on Form SB-2, No. 333-14103).

    10.12  Form of Employment Agreement between the Company and Howard Odzer (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2, No. 333-14103).

    10.13  Agency Agreement dated September 1, 1994, among the Company, General Accident Insurance Company of America ("GAIC") and certain affiliates of GAIC (Incorporated herein by reference to Exhibit
           10.13 to the Company's Registration Statement on Form SB-2, No. 333-14103).

    10.14  General Agency Agreement dated January 1, 1993, among the Company, The Insurance Company of the
           State of Pennsylvania and certain affiliates of AIG (Incorporated herein by reference to Exhibit
           10.14 to the Company's Registration Statement on Form SB-2, No. 333-14103).

   *10.15  The Company's 1996 Employee Stock Option Plan.

    10.16  Employment Agreement dated July 7, 1997, between the Company and D. Mark Olson (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 7, 1997 (filed on
           July 9, 1997)).

    10.17  Asset Purchase Agreement dated as of January 21, 1998, among HSSI Travel Nurse Operations, Inc.,
           Hospital Staffing Services, Inc. and Preferred Employers Acquisition Corp. (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March 6, 1998 (filed on March 16,
           1998)).

  **10.18  Shareholders Agreement dated as of February 11, 1997, among the Company, Howard Odzer and Mel
           Harris.

    *21.1  Subsidiaries of the Company.

    *27.1  Financial Data Schedule.

------------------------
* Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

**  Filed herewith.

    (b) Current Reports on Form 8-K.

       None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PREFERRED EMPLOYERS HOLDINGS, INC.

                                By:           /s/ WILLIAM R. DRESBACK
                                     ------------------------------------------
                                          William R. Dresback, Senior Vice
                                       President, Chief Financial Officer and
                                                     Secretary

Date: June 2, 1998