Form 10QSB
period 1998-06-30
PREFERRED EMPLOYERS HOLDINGS INC
filed 1998-08-14
CIK 1023695

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transaction period from _______________ to
      _______________

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

                 10800 Biscayne Boulevard, Miami, Florida 33161
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 893-4040
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|           No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 1998 was:

            Common Stock 5,242,085 shares
            (Par value $.01 per share)

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                                   Form 10-QSB

                                      INDEX

PART I      --    FINANCIAL INFORMATION                                     PAGE
                                                                            ----

Item - 1    --    Quarterly Financial Statements..............................1

          Consolidated Balance Sheets.........................................1

          Consolidated Statements of Operations...........................2 & 3

          Consolidated Statements of Cash Flows...........................4 & 5

          Notes to Consolidated Financial Statements..........................6

Item - 2    --    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................17

PART II     --    FINANCIAL INFORMATION

Item - 1    --    Legal Proceedings...........................................24

Item - 2    --    Changes in Securities and Use of Proceeds...................24

Item - 3    --    Defaults Upon Senior Securities.............................24

Item - 4    --    Submission of Matters to a Vote of Security Holders.........24

Item - 5    --    Other Information...........................................24

Item - 6    --    Exhibits and Reports on Form 8-K............................24

SIGNATURE   ..................................................................25

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 June 30, 1998 (unaudited) and December 31, 1997

                                                                        June 30, 1998         December 31, 1997
                                                                        -------------         -----------------
                           Assets
Investments:
     Held-to-maturity securities, at amortized cost (fair value
         of $8,835,720 in 1998 and $8,237,669 in 1997)...............    $ 8,695,110               8,015,105
     Held-to-maturity securities, at amortized cost - restricted
         (fair value of $7,792,265 in 1998 and $7,947,981 in 1997)...      7,716,270               7,877,444
     Short-term investments..........................................     15,043,296               7,090,550
                                                                         -----------              ----------
         Total investments...........................................     31,454,676              22,983,099
Cash.................................................................      3,510,803               4,125,147
Accrued investment and interest income...............................        257,413                 311,934
Accounts, commissions and premiums receivable, net...................      7,392,331                 585,072
Deferred acquisition costs...........................................      2,398,856                 903,880
Property and equipment, net..........................................        463,665                 478,826
Deferred tax assets..................................................      1,082,238                 252,837
Goodwill and other intangible assets, net............................      4,920,835                      --
Deposits ............................................................        118,601                  24,921
Other assets.........................................................      2,512,577                  34,487
                                                                         -----------              ----------
     Total assets....................................................    $54,111,995              29,700,203
                                                                         ===========              ==========

                    Liabilities and Shareholders' Equity
Liabilities:
     Notes payable...................................................    $12,580,000                   - 0 -
     Unpaid losses and loss adjustment expenses......................      9,919,218               6,107,613
     Unearned premiums...............................................      7,090,913               2,671,831
     Premiums payable................................................      3,087,953               3,064,103
     Commissions payable.............................................        249,216                 330,055
     Other liabilities...............................................      6,297,104               4,750,082
     Accounts payable and accrued expenses...........................      1,946,335                 508,127
     Deferred reinsurance income.....................................        279,980                 279,980
                                                                         -----------              ----------
         Total liabilities...........................................     41,450,719              17,711,791
                                                                         -----------              ----------

Shareholder's equity:
     Common stock, $0.01 par value; authorized 10,000,000 shares;
         issued 5,254,412 shares.....................................         52,544                  52,544
     Additional paid-in capital......................................     10,367,074              10,367,074
     Retained earnings...............................................      2,747,215               2,074,351
                                                                         -----------              ----------
         Total shareholders' equity..................................     13,166,833              12,493,969
     Treasury stock, at cost, 529,412 shares.........................       (505,557)               (505,557)
                                                                         -----------              ----------
         Net shareholders' equity....................................     12,661,276              11,988,412
                                                                         -----------              ----------
         Total liabilities and shareholders' equity..................    $54,111,995              29,700,203
                                                                         ===========              ==========

          See accompanying notes to consolidated financial statements.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Three Months Ended June 30, 1998 and 1997 (unaudited)

                                                            1998          1997
                                                            ----          ----
Revenues:
     Premiums earned ................................   $ 4,349,917     2,625,364
     Net investment income ..........................       505,560       505,994
     Net commission income ..........................       526,585       497,072
     Staffing income ................................     4,856,332            --
     Other income ...................................       125,426       142,977
                                                        -----------   -----------
         Total revenues .............................    10,363,820     3,771,407
                                                        -----------   -----------

Expenses:
     Losses and loss adjustment expenses incurred ...     2,348,955     1,422,830
     Amortization of deferred acquisition costs .....     1,464,038       952,255
     Staffing costs .................................     3,719,217            --
     Other operating expenses .......................     2,168,038       978,985
                                                        -----------   -----------
         Total operating expenses ...................     9,700,248     3,354,070
                                                        -----------   -----------

Operating income before income taxes ................       663,572       417,337
                                                        -----------   -----------

Interest expense ....................................       154,502         5,088
Amortization of goodwill ............................        58,332            --
                                                        -----------   -----------
     Total non-operating expenses ...................       212,834         5,088
                                                        -----------   -----------

Income before income taxes ..........................       450,738       412,249
Income taxes ........................................        91,629        41,233
                                                        -----------   -----------
     Net income .....................................   $   359,109       371,016
                                                        ===========   ===========

Net income - basic ..................................   $   359,109       371,016
Impact of potential common shares - convertible notes        79,287            --
                                                        -----------   -----------
Net income - diluted ................................   $   438,396       371,016
                                                        ===========   ===========

Weighted average outstanding shares - basic .........     4,725,000     4,725,000
Impact of potential common shares - convertible notes       581,044            --
                                                        -----------   -----------
Common shares and common shares equivalents used
     in computing net income per share - diluted ....     5,306,044     4,725,000
                                                        ===========   ===========

Net basic income per share ..........................   $       .08           .08
                                                        ===========   ===========

Net diluted income per share ........................   $       .08           .08
                                                        ===========   ===========


          See accompanying notes to consolidated financial statements.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Six Months Ended June 30, 1998 and 1997 (unaudited)

                                                           1998           1997
                                                           ----           ----
Revenues:
     Premiums earned ................................   $ 7,416,526     4,669,794
     Net investment income ..........................       891,546       719,646
     Net commission income ..........................     1,069,715     1,131,386
     Staffing income ................................     6,267,362            --
     Other income ...................................       264,331       288,061
                                                        -----------   -----------
         Total revenues .............................    15,909,480     6,808,887
                                                        -----------   -----------

Expenses:
     Losses and loss adjustment expenses incurred ...     4,004,924     2,526,147
     Amortization of deferred acquisition costs .....     2,445,353     1,689,564
     Staffing costs .................................     4,997,868            --
     Other operating expenses .......................     3,412,835     1,818,600
                                                        -----------   -----------
         Total operating expenses ...................    14,860,980     6,034,311
                                                        -----------   -----------

Operating income before income taxes ................     1,048,500       774,576
                                                        -----------   -----------

Interest expense ....................................       154,502        12,084
Amortization of goodwill ............................        79,165            --
                                                        -----------   -----------
     Total non-operating expenses ...................       233,667        12,084
                                                        -----------   -----------

Income before income taxes ..........................       814,833       762,492
Income taxes ........................................       141,968       170,823
                                                        -----------   -----------
     Net income .....................................   $   672,865       591,669
                                                        ===========   ===========

Net income - basic ..................................   $   672,865       591,669
Impact of potential common shares - convertible notes        79,287            --
                                                        -----------   -----------
Net income - diluted ................................   $   752,152       591,669
                                                        ===========   ===========

Weighted average outstanding shares - basic .........     4,725,000     4,298,619
Impact of potential common shares - convertible notes       292,127            --
                                                        -----------   -----------
Common shares and common shares equivalents used
     in computing net income per share - diluted ....     5,017,127     4,298,619
                                                        ===========   ===========

Net basic income per share ..........................   $       .14   $       .14
                                                        ===========   ===========

Net diluted income per share ........................   $       .14   $       .14
                                                        ===========   ===========


          See accompanying notes to consolidated financial statements.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Three Months Ended June 30, 1998 and 1997 (unaudited)

                                                                            1998            1997
                                                                            ----            ----
Cash flow from operating activities:
     Net income .....................................................   $    359,109         371,016
     Adjustments to reconcile net income to net cash provided
         by operating activities:
     Depreciation and amortization ..................................        123,387          48,189
     Amortization of deferred acquisition costs .....................      1,464,038         952,255
     Deferred income taxes ..........................................        477,630              --
     Change in:
         Accrued investment and interest income .....................        (13,453)       (173,941)
         Accounts, commissions and premiums receivable ..............     (4,230,573)        386,092
         Deferred acquisition costs .................................     (3,288,725)     (1,689,564)
         Unpaid losses and loss adjustment expenses .................      2,155,636       1,335,597
         Unearned premiums ..........................................      3,846,284        (348,461)
         Premiums payable ...........................................       (667,860)       (541,745)
         Commissions payable ........................................        (50,889)        (55,507)
         Accounts payable and accrued expenses ......................        798,507         412,005
         Deferred reinsurance income ................................             --        (333,883)
         Other, net .................................................     (1,067,665)        411,122
                                                                        ------------    ------------
             Net cash provided (used) by operating activities .......        (94,574)        773,175
                                                                        ------------    ------------

Cash flow from investing activities:
     Sale (purchase) of short-term investments, net .................    (10,922,753)      7,388,131
     Purchase of property and equipment .............................        (32,503)        (27,554)
                                                                        ------------    ------------
         Net cash provided (used) in investing activities ...........    (10,955,256)      7,360,577
                                                                        ------------    ------------

Cash flow from financing activities:
     Repayment of shareholder loan ..................................             --         (75,000)
     Proceeds from subordinated convertible notes payable ...........      9,621,914              --
     Borrowings from revolving line of credit .......................      2,000,000              --
                                                                        ------------    ------------
         Net cash provided (used) by financing activities ...........     11,621,914         (75,000)
                                                                        ------------    ------------

Net increase in cash ................................................        572,084       8,058,752
Cash at beginning of period .........................................      2,938,719      15,567,302
                                                                        ------------    ------------
Cash at end of period ...............................................   $  3,510,803    $ 23,626,054
                                                                        ============    ============

Supplemental disclosure of cash flow information:
     Income taxes paid ..............................................   $    670,000              --
                                                                        ============    ============
     Interest paid ..................................................   $     39,900              --
                                                                        ============    ============


          See accompanying notes to consolidated financial statements.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Six Months Ended June 30, 1998 and 1997 (unaudited)

                                                                     1998            1997
                                                                     ----            ----
Cash flow from operating activities:
     Net income .............................................   $    672,865         591,669
     Adjustments to reconcile net income to net cash provided
         by operating activities:
     Depreciation and amortization ..........................        177,788          84,508
     Amortization of deferred acquisition costs .............      2,445,353       1,689,564
     Deferred income taxes ..................................        829,401              --
     Change in:
         Accrued investment and interest income .............         54,521        (173,941)
         Accounts, commissions and premiums receivable ......     (6,807,260)      3,805,897
         Deferred acquisition costs .........................     (3,940,329)     (1,689,564)
         Unpaid losses and loss adjustment expenses .........      3,811,605       2,351,679
         Unearned premiums ..................................      4,419,082        (951,896)
         Premiums payable ...................................         23,850        (175,721)
         Commissions payable ................................        (80,839)        (83,274)
         Accounts payable and accrued expenses ..............      1,438,208         999,194
         Deferred reinsurance income ........................             --        (694,257)
         Other, net .........................................     (1,754,055)      2,090,027
                                                                ------------    ------------
               Net cash provided by operating activities ....      1,290,190       7,843,885
                                                                ------------    ------------

Cash flow from investing activities:
     Purchase of subsidiary .................................     (5,000,000)             --
     Purchase of short-term investments, net ................     (8,471,577)             --
     Purchase of property and equipment .....................        (54,871)        (43,295)
                                                                ------------    ------------
         Net cash used in investing activities ..............    (13,526,448)        (43,295)
                                                                ------------    ------------

Cash flow from financing activities:
     Proceeds from sale of common stock .....................             --      10,384,324
     Repayment of shareholder loan ..........................             --        (150,000)
     Proceeds from subordinated convertible notes payable ...      9,621,914              --
     Borrowings from revolving line of credit ...............      2,000,000              --
                                                                ------------    ------------
         Net cash provided by financing activities ..........     11,621,914      10,234,324
                                                                ------------    ------------

Net increase (decrease) in cash .............................       (614,344)     18,034,914
Cash at beginning of period .................................      4,125,147       5,591,140
                                                                ------------    ------------
Cash at end of period .......................................   $  3,510,803    $ 23,626,054
                                                                ============    ============

Supplemental disclosure of cash flow information:
     Income taxes paid ......................................   $    950,000              --
                                                                ============    ============
     Interest paid ..........................................   $     39,900              --
                                                                ============    ============


          See accompanying notes to consolidated financial statements.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(1)   Summary of Significant Accounting Policies

      (a) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six (6) month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997, which were filed with the Securities and Exchange Commission on Form 10-KSB on March 31, 1998.

      (b) Organization

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

      In March 1998, the Company, through a wholly-owned subsidiary, consummated the purchase of the operations of HSSI Travel Nurse Operations, Inc., a wholly-owned subsidiary of Hospital Staffing Services, Inc., for $5.0 million in cash. Based in Ft. Lauderdale, Florida since 1981, Travel Nurse has provided registered nurses and other professional medical personnel, often referred to as "Travelers," primarily to client hospitals in the United States and the Caribbean on a contractual basis for periods generally ranging from 8 to 52 weeks. During 1997, Travel Nurse placed in excess of 700 nurses. Staffing income is recognized at the time the staffing services are provided. The goodwill associated with the acquisition is amortized over 30 years.

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

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(1)   Summary of Significant Accounting Policies (Continued)

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

      The principal difference between the accounting for retroactive and prospective reinsurance is that revenue and costs of retroactive reinsurance are deferred and accreted into income over the claim-settlement period rather than over the period for which contractual coverage is provided, as would be the case under prospective reinsurance.

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

      The effects of prospective and retroactive insurance accounting treatment are illustrated below. The prospective method assumes that the Agreement incepted on January 1, 1996, and provides for a loss ratio of 51.5%, acquisition costs of 33.83%, aggregate net premiums written of approximately $15 million ($12,600,000 relating to the period from January 1 through September 30, 1996) and an investment yield of 6.5% on net cash flows. The retroactive (deposit) method uses the same assumptions except that since the

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(1)   Summary of Significant Accounting Policies (Continued)

Agreement was not executed until October 1996, any investment income on net cash flows earned for the period from January through September 1996 are deferred and recognized as "other income" over the payment period of the remaining claim liabilities.

      Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below is as follows:

                                         Prospective          Composite
                                            Method      Retroactive/Prospective
      Years                              (pro forma)           (actual)
      -----                              -----------    -----------------------
      1996............................   $1,658,000             324,000
      1997............................    1,288,000           1,372,000
      1998............................      400,000             840,000
      1999............................      332,000             658,000
      2000............................      300,000             563,000
      2001............................      282,000             503,000
                                         ----------           ---------
                                         $4,260,000           4,260,000
                                         ==========           =========

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

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(1)   Summary of Significant Accounting Policies (Continued)

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

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(1)   Summary of Significant Accounting Policies (Continued)

      (h) Income Taxes

      Prior to the formation of the Company, PEGI had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code. PEGI's stockholders included in their tax returns the Company's income or loss. However, subsequent to the formation of the Company, PEGI is taxed as a C corporation under the provisions of the Internal Revenue Code. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (i) Net Income Per Share

      Net income per common share is based upon the weighted average number of common shares outstanding during each period. In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement requires specific computations, presentation and disclosures for earnings per share (EPS) amounts in order to make EPS amounts more compatible with international accounting standards. The Company adopted SFAS No. 128 for the period ended December 31, 1997. This statement requires that any prior period EPS amounts be restated. Stock options outstanding at June 30, 1998 and 1997 of 616,500 and 250,000, respectively, had no effect on diluted earnings per share amounts.

      In May 1998, the Company concluded a private placement of 7% convertible subordinated notes due May 12, 2003 in the aggregate principal amount of $10,580,000 which had no effect on diluted earnings per share amounts.

      (j) Reclassifications

      Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

(2)   Investments

      At June 30, 1998 and December 31, 1997, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

      Bonds with an amortized cost of $7,716,270 and $7,877,444 were held in a restricted account for the benefit of the ceding company (AIG) as unauthorized reinsurance at June 30, 1998 and December 31, 1997, respectively, in accordance with statutory requirements.

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(2)   Investments (Continued)

      The amortized cost and estimated fair values of investments at June 30, 1998 and December 31, 1997 are as follows:

                                                                                                    Amount at
                                                                                                      Which
                                                                                                      Shown
                                                          Gross         Gross                         in the
                                           Amortized    Unrealized    Unrealized     Estimated       Balance
                                             Cost         Gains         Losses       Fair Value       Sheet
                                           ---------    ----------    ----------     ----------     ---------
Securities held to maturity:
June 30, 1998:
  Fixed maturities:
    Obligations of states and
    political subdivision .............   $ 8,695,110       141,850        (1,240)     8,835,720     8,695,110
    Obligations of states and
    political subdivisions - restricted     7,716,270        77,235        (1,240)     7,792,265     7,716,270
                                          -----------   -----------   -----------    -----------   -----------
Total fixed maturities ................   $16,411,380       219,085        (2,480)    16,627,985    16,411,380
                                          ===========   ===========   ===========    ===========   ===========

December 31, 1997:
Fixed maturities:
    Obligations of states and
    political subdivision .............   $ 8,015,105       222,564            --      8,237,669     8,015,105
    Obligations of state and political
    subdivisions - restricted .........     7,877,444        70,537            --      7,947,981     7,877,744
                                          -----------   -----------   -----------    -----------   -----------

Total fixed maturities ................   $15,892,549       293,101            --     16,185,650    15,892,549
                                          ===========   ===========   ===========    ===========   ===========

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(2)   Investments (Continued)

      The amortized cost and fair value of securities at June 30, 1998 and December 31, 1997, by contractual maturity date, are presented below:

                                                            June 30, 1998             December 31, 1997
                                                      -------------------------   -------------------------
                                                       Amortized        Fair       Amortized       Fair
                                                          Cost          Value         Cost         Value
                                                      -----------   -----------   -----------   -----------
Fixed maturities held-to-maturity:
   Due in one year or less ........................            --            --            --            --
   Due after one year through five years ..........   $ 7,628,149     7,744,210     6,941,072     7,139,209
   Due after one year through five years-restricted     6,649,309     6,700,755     6,803,411     6,849,521
   Due after five years through ten years .........            --            --            --            --
   Due after ten years ............................     1,066,961     1,091,510     1,074,033     1,098,460
   Due after ten years-restricted .................     1,066,961     1,091,510     1,074,033     1,098,460
                                                      -----------   -----------   -----------   -----------
                                                       16,411,380    16,627,985    15,892,549    16,185,650
   Short-term investments .........................    15,043,296    15,043,296     7,090,550     7,090,550
                                                      -----------   -----------   -----------   -----------
       Total ......................................   $31,454,676    31,671,281    22,983,099    23,276,200
                                                      ===========   ===========   ===========   ===========

(3)   Financial Instruments

      The carrying amounts for short-term investments, cash, accounts, commissions and premiums receivable, accrued investment and interest income, notes payable, premiums payable, commissions payable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

      Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics. The carrying amount for the 7% convertible subordinated notes is $10,580,000 and the related estimated fair value is $9,939,015 which was determined by management based on available market information and appropriate valuation methodologies.

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

                            June 30, 1998 (unaudited)

(4)   Stockholder Loan (Continued)

      Pursuant to a subsequent agreement made with the stockholders, the outstanding loan balance at December 31, 1995 was to be repaid in 23 monthly installments of $25,000 (including interest) commencing in February 1996. The outstanding balance of the above-referenced stockholder loan was paid in full during 1997.

(5)   Income Taxes

      U.S. Federal and state income tax expense (benefit) consists of the following components:

            For the Three Months Ended            Current    Deferred     Total
            --------------------------            -------    --------     -----
            June 30, 1998.....................    $569,259   (477,630)    91,629
            June 30, 1997.....................    $ 41,233         --     41,233

            For the Six Months Ended
            ------------------------
            June 30, 1998.....................    $971,369   (829,401)   141,968
            June 30, 1997.....................    $170,823         --    170,823

      Income tax expense for the three and six months ended June 30, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

                                     For the Three Months       For the Six Months
                                       Ended June 30,              Ended June 30,
                                    -----------------------    ----------------------
                                       1998         1997         1998         1997
                                       ----         ----         ----         ----
      Expected income tax expense   $ 153,251      140,165      277,043      259,247
      State income tax, net .....      16,361       15,791       29,578       30,500
      Tax-exempt interest .......     (58,694)     (67,873)    (124,598)     (86,934)
      Other, net ................     (19,289)     (46,850)     (40,055)     (31,990)
                                    ---------    ---------    ---------    ---------
         Total income tax expense   $  91,629       41,233      141,968      170,823
                                    =========    =========    =========    =========

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(5)   Income Taxes (Continued)

      Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded for June 30, 1998 and December 31, 1997:

                                                   1998           1997
                                                   ----           ----

          Deferred tax assets:
             Unearned premiums .............   $   533,662             --
             Reserve for unpaid claims .....       746,607        427,414
             Other, net ....................            --         44,348
                                               -----------    -----------
               Gross deferred tax assets ...   $ 1,280,269        471,762
                                               ===========    ===========

      Deferred tax liabilities:
         Cash to accrual change ............   $  (198,031)            --
         Commissions receivable ............            --       (151,454)
         Commissions payable ...............            --        (67,471)
                                               -----------    -----------
           Gross deferred tax liabilities ..      (198,031)      (218,925)
                                               -----------    -----------
                Net deferred tax asset .....   $ 1,082,238        252,837
                                               ===========    ===========

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

                            June 30, 1998 (unaudited)

(6)   Annual Statutory Solvency Requirements

      The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1997 was $7,309,143 and the amount required to be maintained by the Company was $3,300,000. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution. At June 30, 1998 and December 31, 1997, the Company was in compliance with this requirement.

(7)   Liability for Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the six months ended June 30, 1998 and 1997:

                                                      1998         1997
                                                      ----         ----
      Unpaid losses and loss adjustment
         expenses at beginning of period .......   $6,107,613      199,390
                                                   ----------   ----------
      Incurred related to:
         Current year ..........................    4,004,924    2,526,147
         Prior year ............................           --           --
                                                   ----------   ----------
             Total incurred ....................    4,004,924    2,526,147
                                                   ----------   ----------
      Paid related to:
         Current year ..........................      193,319      174,468
         Prior year ............................           --           --
                                                   ----------   ----------
             Total paid ........................      193,319      174,468
                                                   ----------   ----------
      Unpaid losses and loss adjustment expenses
         at end of period ......................   $9,919,218    2,551,069
                                                   ==========   ==========

(8)   Unsecured Revolving Line of Credit

      In May 1998, the Company obtained a $3 million unsecured revolving line of credit from a bank. The terms of the loan provide for monthly interest payments at the prime lending rate (currently 8 1/2% per annum). The loan is renewable on an annual basis. As of June 30, 1998, the aggregate amount outstanding under the line of credit was $2 million.

(9)   Subordinated Convertible Notes

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

               PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (unaudited)

(9)   Subordinated Convertible Notes (Continued)

      In the event (i) the closing bid price of the Company's common stock equals or exceeds $13.50 per share for twenty consecutive trading days during any period commencing upon satisfaction of one of the conditions contained in
(ii) hereof and (ii) either a registration statement covering the shares of common stock issuable upon conversion of the Notes has been declared effective by the Securities and Exchange Commission and remains effective or at least two years has elapsed since the issuance date of the Notes and the shares of common stock issuable upon conversion of the notes are saleable, without restriction, under Rule 144(k) promulgated under the Securities Act of 1933, as amended, then the holders' right to convert the outstanding principal amount of the Notes shall be terminated by the Company by delivering to the holders a notice of termination (the "Termination Notice"), in which event (a) the holders will have the right at any time during 10 business days after receipt of the Termination Notice, in their sole discretion, to convert the outstanding principal amount of the Notes into shares of common stock of the Company at the Conversion Price, and (b) thereafter, the holders' option to convert shall terminate and the Notes may be prepaid by the Company, at any time prior to the Maturity Date, in whole or in part for the face amount thereof, together with all accrued and unpaid interest through the date of prepayment.

(10)  Litigation

      The Company is a defendant in various litigation matters considered to be in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

(11)  Year 2000

      Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company has developed a plan to address Year 2000 issues. The plan is based on the Company's primary software vendor having advised the Company that the necessary programming changes related to Year 2000 issues have been made and tested and that the software used by the Company can be upgraded to be Year 2000 compliant. The Company has recently begun to implement this upgrade and expects to be fully compliant with year 2000 issues by year end 1998. As an integral component of such plan, the Company will determine if they are Year 2000 compliant. It is management's belief that for any suppliers who may not be Year 2000 compliant, such non-compliance will not have a material adverse effect on the Company's business. However, each major supplier's compliance will be assessed in light of their response. The costs associated with the implementation of the above project are not expected to be material.

(12)  Subsequent Event

      On August 10, 1998, the Company and its wholly-owned subsidiary, Preferred Healthcare Staffing, Inc. exchanged, through a "pooling of interests," all of the outstanding capital stock of National Explorers and Travelers Healthcare, Inc. ("NET") for 517,085 shares of the Company's common stock, par value $.01 per share ("Common Stock"). The exchange ratio was based upon a multiple of NET's after tax net income on an annualized basis, based upon the first four months of 1998, less outstanding debt. NET provides registered nurses and other professional medical personnel, often referred to as "travel nurses," primarily to client hospitals in the United States and the Caribbean on a contractual basis, for periods generally ranging from 8 to 52 weeks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements contained in this Prospectus, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects," and words of similar import constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual Company results to differ materially from expectations. Such factors include the following: (1) circumstances which could affect the writing of workers' compensation, liability and property insurance, (2) economic, business and competitive conditions in the insurance industry and the economy in general and innovations of new insurance products, (3) the enactment of new regulations and laws, and the amendment of existing regulations and laws which could affect the Company's business, (4) changes in the Company's business strategy or development plans, and (5) the Company's ability to obtain sufficient financing. Certain of these factors are discussed in more detail elsewhere in this Prospectus.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes related thereto contained elsewhere in this Form 10-QSB.

General

      The Company is engaged in the property and casualty insurance business as a general agent ("GA") on behalf of the American International Group of Companies (the "AIG Affiliates"), General Accident Insurance Company ("GAIC") and the Kemper Insurance Companies ("Kemper") and as a reinsurer for certain workers' compensation insurance policies written by the Company on behalf of the AIG Affiliates. Pursuant to general agency agreements, the Company is authorized to solicit and bind insurance contracts on behalf of the insurers, collect and account for premiums on business it writes, and request cancellation or nonrenewal of any policy placed by the Company. The Company receives, as compensation pursuant to the terms of these general agency agreements, gross commissions on its business at rates which range from approximately 5% to 20%. The Company has written workers' compensation insurance since its inception in 1988 and in late 1995 began writing other forms of property and casualty insurance (such other forms of insurance being hereinafter referred to as "Package") for family style and fast food restaurants as a GA for GAIC. In June 1996, GAIC advised the Company that it would no longer accept Package insurance risks for fast food restaurants, but would continue to do so for family style restaurants. As a result, the Company became a GA for Kemper during March 1997 through which it writes package as well as other forms of property and casualty insurance and workers' compensation insurance.

      In December 1996, the Company formed a reinsurance subsidiary ("Preferred Insurance") under the laws of Bermuda and entered into a reinsurance agreement with the AIG Affiliates pursuant to which Preferred Insurance acts as the reinsurer with respect to certain workers' compensation and employer's liability insurance policies in force with policy inception dates as of January 1, 1996 and subsequent which are written by the Company on behalf of the AIG Affiliates. Preferred Insurance receives, as compensation pursuant to the terms of the reinsurance agreement, the related net written premiums less certain program expenses and commissions and the losses paid associated with the business. Although Preferred Insurance assumes the risks associated with being a reinsurer, the reinsurance agreement limits the liability of Preferred Insurance for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the reinsurance agreement limits the aggregate liability of Preferred Insurance for all coverage to an amount not to exceed 70% of the gross written premium for each individual underwriting year. Because the reinsurance agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the contract and formation of Preferred Insurance are accounted for as retroactive reinsurance. Refer to Note 1(c) to the Company's consolidated financial statements for a more detailed explanation of the accounting related thereto. The reinsurance agreement with Preferred Insurance is terminable by either party upon the occurrence of certain events.

      The Company collects workers' compensation premiums from the insureds and remits the ceding commission (net of the Company's commission) and reinsurance charge to the AIG Affiliates and remits the net premium to Preferred Insurance. Commission income on workers' compensation business is recognized as income when premiums are collected. Package insurance premiums are principally collected by the insurance carrier. The Package insurance carrier remits commissions on Package premiums it collects to the Company monthly. Commission income on Package business is recognized as income when premiums are due. Reinsurance premiums received by Preferred Insurance are earned on a pro-rata basis over the term of the related coverage.

      In March 1998, Preferred Healthcare Staffing, Inc. ("Preferred Staffing"), a wholly-owned subsidiary of the Company, consummated the purchase of substantially all of the assets of HSSI Travel Nurse Operations, Inc. ("Travel Nurse"), a wholly-owned subsidiary of Hospital Staffing Services, Inc., for $5.0 million in cash. Preferred Staffing provides registered nurses and other professional medical personnel to client hospitals in the United States and the Caribbean on a contractual basis for periods ranging from 8 to 52 weeks.

      Preferred Staffing negotiates billing rates with the client hospitals to provide for the recovery of its cost of payroll, housing, utilities, travel and insurance for its professional medical personnel, plus a profit margin and bills its client hospitals its negotiated rate. Preferred Staffing records revenue at the time staffing services are provided.

      On August 10, 1998, the Company and its wholly-owned subsidiary, Preferred Healthcare Staffing, Inc. exchanged, through a "pooling of interests," all of the outstanding capital stock of National Explorers and Travelers Healthcare, Inc. ("NET") for 517,085 shares of the Company's common stock, par value $.01 per share ("Common Stock"). The exchange ratio was based upon a multiple of NET's after tax net income on an annualized basis, based upon the first four months of 1998, less outstanding debt. NET provides registered nurses and other professional medical personnel, often referred to as "travel nurses," primarily to client hospitals in the United States and the Caribbean on a contractual basis, for periods generally ranging from 8 to 52 weeks.

Results of Operations

For the Three Months Ended June 30, 1998 and 1997

      Total Revenues. Total revenues for the three months ended June 30, 1998 was $10,364,000 compared to $3,771,000 for the 1997 comparable period, representing a net increase of $6,593,000 or 174.8%. The following table provides a comparison of revenues for the three months ended June 30, 1998 and 1997 by category:

                                                                                    Percentage
                                         1998           1997        Net Change        Change
                                     -----------    -----------    -----------      ----------
Net commission income:
   Workers' compensation .........   $   358,000        360,000         (2,000)         (.6%)
   Package .......................       119,000         68,000         51,000         75.0%
   Other, net ....................        50,000         69,000        (19,000)       (27.5%)
                                     -----------    -----------    -----------        -----
      Total net commission income        527,000        497,000         30,000          6.0%
Premiums earned ..................     4,350,000      2,625,000      1,725,000         65.7%
Net investment income ............       506,000        506,000              0          0.0%
Staffing income ..................     4,856,000             --      4,856,000            *
Other income .....................       125,000        143,000        (18,000)       (12.6%)
                                     -----------    -----------    -----------        -----
   Total revenue .................   $10,364,000      3,771,000      6,593,000        174.8%
                                     ===========    ===========    ===========        =====
Workers' compensation:
   Premiums collected ............   $ 4,276,000      3,748,000        528,000
                                     ===========    ===========    ===========
   Ratio of net commission income/
      Premiums collected .........           8.4%          10.0%
                                     ===========    ===========

----------
* The percentage change is insignificant or not meaningful for comparative purposes.

      Workers' compensation commission income decreased $2,000, or .6% for the quarter ended June 30, 1998 as compared to the prior year as a result of an increase in commission expense related to the mix of business produced by brokers as depicted in the above table. Package commission income increased $51,000 or 75% for the quarter ended June 30, 1998 as compared to the prior year as a result of the replacement of GAIC by Kemper and the re-entry into writing Package insurance risks for fast food restaurants. Other net commission income decreased $19,000 or 27.5% for the quarter ended June 30, 1998 as compared to the prior year as a result of the reduction in volume of audit and small business plan premiums collected. Premiums earned increased $1,725,000 or 65.7% for the quarter ended June 30, 1998 as compared to the prior year as a result of new business and renewals of prior year business. Staffing income increased $4,856,000 for the quarter ended June 30, 1998 as a result of the acquisition of Preferred Staffing. Other income decreased $18,000, or 12.6% for the quarter ended June 30, 1998 as a result of the effects of the retroactive insurance accounting treatment of Preferred Insurance as discussed more fully in Note 1(c) to the Company's consolidated financial statements.

      Total Operating Expenses. Total operating expenses for the quarter ended June 30, 1998 were $9,700,000 compared to $3,354,000 for the 1997 comparable period, representing an increase of $6,346,000 or 189.2%. The following table provides a comparison of total operating expenses for the quarters ended June 30, 1998 and 1997 by category:

                                                                                         Percentage
                                                  1998         1997       Net Change       Change
                                               ----------   ----------   ----------      ----------
Losses and loss adjustment expenses incurred   $2,349,000    1,423,000      926,000         65.1%
Amortization of deferred acquisition costs .    1,464,000      952,000      512,000         53.8%
Staffing costs .............................    3,719,000           --    3,719,000            *
Other operating expenses ...................    2,168,000      979,000    1,189,000        121.5%
                                               ----------   ----------   ----------        -----
     Total operating expenses ..............   $9,700,000    3,354,000    6,346,000        189.2%
                                               ==========   ==========   ==========        =====

----------
* The percentage change is insignificant or not meaningful for comparative purposes.

      Losses and loss adjustment expenses increased $926,000 or 65.1% for the quarter ended June 30, 1998 as compared to the previous year. This increase is consistent with the increase in premiums earned in 1998 as discussed above. For the quarter ended June 30, 1998, the Company's ratio of losses incurred to premiums earned was approximately 54%. Amortization of deferred acquisition costs increased $512,000 or 53.8% for the quarter ended June 30, 1998 as compared to the previous year. This increase is consistent with the increase in premiums earned in 1998 as discussed above. For the quarter ended June 30, 1998, the Company's ratio of amortization of deferred acquisition costs to premiums earned was approximately 34%. Staffing costs increased $3,719,000 for the quarter ended June 30, 1998 consistent with the staffing income as discussed above. Other operating expenses increased $1,189,000 or 121.5% for the quarter ended June 30, 1998 as compared to the previous year. The following table provides a comparison of other operating expenses for quarters ended June 30, 1998 and 1997 by category:

                                                                             Percentage
                                         1998         1997      Net Change     Change
                                      ----------   ----------   ----------   ----------
Personnel expenses ................   $1,283,000      595,000      688,000     115.6%
Occupancy expenses ................      168,000       77,000       91,000     118.2%
Professional fees .................      149,000       50,000       99,000         *
Other operating expenses ..........      568,000      257,000      311,000     121.0%
                                      ----------   ----------   ----------     -----
     Total other operating expenses   $2,168,000      979,000    1,189,000     121.5%
                                      ==========   ==========   ==========     =====

----------
* The percentage change is insignificant or not meaningful for comparative purposes.

      Personnel expenses increased $688,000 or 115.6% for the quarter ended June 30, 1998 as compared to the previous year as a result of the hiring of two marketing employees, one marketing executive, and a controller, with aggregate annual compensation of $470,000 together with the increased staff related to the acquisition of the assets of Travel Nurse. Occupancy expenses increased $91,000 or 118.2% for the quarter ended June 30, 1998, principally as a result of the acquisition of the assets of Travel Nurse. Professional fees increased $99,000 for the quarter ended June 30, 1998, principally as a result of increased legal fees associated with various corporate and acquisition matters. Other operating expenses increased $311,000, or 121.0% for the quarter ended June 30, 1998 as compared to the previous year, primarily related to the following: (i) increased insurance expense of $73,000, (ii) increased corporate fees and services of $102,000, (iii) increased travel expenses of $57,000, and (iv) increased investment and service fees of $43,000. Insurance expense increased as a result of the purchase of additional coverage (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Corporate fees and services, travel expenses and investment and service fees increased as a result of the expansion of the business and acquisition of the assets of Travel Nurse. Of the $311,000 increase in other operating expenses, $294,000 relates to the new subsidiary Preferred Staffing.

      Total Non-operating Expenses. Total non-operating expenses for the quarter ended June 30, 1998 were $213,000 compared to $5,000 for the 1997 comparable period. Interest expense increased $150,000 as a result of the consummation of the Company's private placement of 7% convertible subordinated notes due 2003 and borrowings under a revolving line of credit. Amortization of goodwill increased $58,000 for the quarter ended June 30, 1998 consistent with acquisition as discussed above.

For the Six Months Ended June 30, 1998 and 1997

      Total Revenues. Total revenues for the six months ended June 30, 1998 was $15,909,000 compared to $6,809,000 for the 1997 comparable period, representing a net increase of $9,100,000 or 133.7%. The following table provides a comparison of revenues for the six months ended June 30, 1998 and 1997 by category:

                                                                                      Percentage
                                            1998           1997        Net Change       Change
                                        -----------    -----------    -----------     ----------
Net commission income:
     Workers' compensation ..........   $   774,000        790,000        (16,000)        (2.0%)
     Package ........................       208,000        170,000         38,000         22.4%
     Other, net .....................        88,000        171,000        (83,000)       (48.5%)
                                        -----------    -----------    -----------       ------
          Total net commission income     1,070,000      1,131,000        (61,000)        (5.4%)
Premiums earned .....................     7,416,000      4,670,000      2,746,000         58.8%
Net investment income ...............       892,000        720,000        172,000         23.9%
Staffing income .....................     6,267,000             --      6,267,000            *
Other income ........................       264,000        288,000        (24,000)        (8.3%)
                                        -----------    -----------    -----------       ------
     Total revenue ..................   $15,909,000      6,809,000      9,100,000        133.7%
                                        ===========    ===========    ===========       ======
Workers' compensation:
     Premiums collected .............   $ 7,982,000      7,967,000         15,000
                                        ===========    ===========    ===========
     Ratio of net commission income/
          Premiums collected ........           9.7%          10.0%
                                        ===========    ===========

----------

* The percentage change is insignificant or not meaningful for comparative purposes.

      Workers' compensation commission income decreased $16,000 or 2.0% as a result of an increase in commission expense related to the mix of business produced by brokers. Package commission income increased $38,000, or 22.4%, as a result of the replacement of GAIC by Kemper and the re-entry into writing Package insurance risks for fast food restaurants. Other net commission income decreased

$83,000 or 48.5% as a result of the reduction in volume of audit and small business plan premiums collected. Premiums earned increased $2,746,000 or 58.8% as a result of new business and renewals of prior year business. Net investment income increased $172,000 or 23.9% as a result of premiums received and invested by Preferred Insurance. Staffing income increased $6,267,000 as a result of the acquisition of the assets of Travel Nurse. Other income decreased $24,000, or 8.3% as a result of the effects of the retroactive insurance accounting treatment of Preferred Insurance as discussed more fully in Note 1(c) to the Company's consolidated financial statements.

      Total Operating Expenses. Total operating expenses for the six months ended June 30, 1998 were $14,861,000 compared to $6,034,000 for the 1997 comparable period, representing an increase of $8,827,000 or 146.3%. The following table provides a comparison of total operating expenses for the six months ended June 30, 1998 and 1997 by category:

                                                                                         Percentage
                                                   1998          1997       Net Change     Change
                                               -----------   -----------   -----------   ----------
Losses and loss adjustment expenses incurred   $ 4,005,000     2,526,000     1,479,000      58.6%
Amortization of deferred acquisition costs .     2,445,000     1,690,000       755,000      44.7%
Staffing costs .............................     4,998,000            --     4,998,000         *
Other operating expenses ...................     3,413,000     1,818,000     1,595,000      87.7%
                                               -----------   -----------   -----------     -----
     Total operating expenses ..............   $14,861,000     6,034,000     8,827,000     146.3%
                                               ===========   ===========   ===========     =====

----------
* The percentage change is insignificant or not meaningful for comparative purposes.

      Losses and loss adjustment expenses increased $1,479,000 or 58.6% which is consistent with the increase in premiums earned in 1998 as discussed above. For the six months ended June 30, 1998, the Company's ratio of losses incurred to premiums earned was approximately 54%. Amortization of deferred acquisition costs increased $755,000 or 44.7% which is also consistent with the increase in premiums earned in 1998 as discussed above. For the six months ended June 30, 1998, the Company's ratio of amortization of deferred acquisition costs to premiums earned was approximately 33%. Staffing costs increased $4,998,000, consistent with the staffing income as discussed above. Other operating expenses increased $1,595,000 or 87.7%. The following table provides a comparison of other operating expenses for the six months ended June 30, 1998 and 1997 by category:

                                                                             Percentage
                                         1998         1997      Net Change     Change
                                      ----------   ----------   ----------   ----------
Personnel expenses ................   $2,062,000    1,155,000      907,000      78.5%
Occupancy expenses ................      234,000      155,000       79,000      51.0%
Professional fees .................      265,000       59,000      206,000         *
Other operating expenses ..........      852,000      449,000      403,000      89.8%
                                      ----------   ----------   ----------      ----
     Total other operating expenses   $3,413,000    1,818,000    1,595,000      87.7%
                                      ==========   ==========   ==========      ====

----------
* The percentage change is insignificant or not meaningful for comparative purposes.

      Personnel expenses increased $907,000, or 78.5%, as a result of the hiring of two marketing employees, one marketing executive, and a controller with aggregate annual compensation of $470,000 together with the increased staff related to the acquisition of the assets of Travel Nurse. Occupancy expenses increase $79,000 or 51.0% principally as a result of the acquisition of Preferred Staffing. Professional fees increased $206,000, principally as a result of increased legal fees associated with various corporate and acquisition matters. Other operating expenses increased $403,000 or 89.8% primarily related to the following: (i) increased insurance expense of $96,000, (ii) increased corporate fees and services of $142,000, (iii) increased taxes other than income taxes of $21,000, (iv) increased travel expense of $59,000, and (v) increased investment and service fees of $48,000. Insurance expense increased as a result of the purchase of additional coverage (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Corporate fees and services, taxes other than income taxes, travel expenses and investment and service fees increased as a result of the expansion of the business and acquisition of the assets of Travel Nurse. Of the $403,000 increase in other operating expenses, $318,000 relates to the new subsidiary Preferred Staffing.

      Total Non-operating Expenses. Total non-operating expenses for the six months ended June 30, 1998 were $234,000 compared to $12,000 for the 1997 comparable period. Interest expense increased $143,000 as a result of a private placement of 7% convertible subordinated notes and borrowings under a revolving line of credit. Amortization of goodwill increased $79,000, consistent with acquisition as discussed above.

Liquidity and Capital Resources

      Historically, the Company's principal source of cash has been from the collection of workers' compensation insurance premiums from its insureds. In February 1997, the Company consummated an initial public offering of 1,725,000 shares of Common Stock (including the underwriters' over-allotment option) and received gross cash proceeds of approximately $12,506,000. In May 1998, the Company consummated a private placement of $10,580,000 of 7% convertible subordinated notes due May 2003.

      For the Three Months Ended June 30, 1998. Net cash used in operating activities was $95,000 during the three months ended June 30, 1997, a decrease of $868,000. This decrease resulted primarily from increases in accounts receivable and unearned premiums of $4,617,000 and $4,195,000, respectively. The increase in accounts receivable is associated with the acquisition of Travel Nurse and receivables generated by Preferred Staffing during the period of $1,971,000, an increase of $2,563,000 related to reinsurance premiums receivable, and increase of $83,000 related to commissions receivable. The increase in unearned premiums is consistent with the increase in reinsurance premiums receivable as discussed above.

      Cash flows used in investing activities increased to $10,955,000 for the three months ended June 30, 1998 from $7,361,000 of cash provided for the three months ended June 30, 1997, a decrease of $18,316,000. This decrease resulted primarily from the purchase of short-term investments.

      Cash flows from financing activities for the three months ended June 30, 1998 reflects the net proceeds of $9,600,000 received from the Company's private placement of 7% convertible subordinated notes and borrowings under a revolving line of credit of $2 million.

      For the Six Months Ended June 30, 1998. Net cash and investments were $31,877,000 at June 30, 1998 (net of premiums payable of $3,088,000). Net cash provided by operating activities decreased to $1,290,000 in 1998 from $7,844,000 in 1997, a decrease of $6,554,000. This decrease resulted primarily from increases in accounts receivable and unearned premiums of $10,613,000 and $5,371,000, respectively. The increase in accounts receivable is associated with the acquisition of Travel Nurse and receivables generated by Preferred Staffing during the first six months of 1998 of $3,383,000, an increase of $7,023,000 related to reinsurance premiums receivable, and increase of $207,000 related to commissions receivable. The increase in unearned premiums is consistent with the increase in reinsurance premiums receivable as discussed above.

      Cash flows used in investing activities increased to $13,526,000 for the six months ended June 30, 1998 from $43,000 for the six months ended June 30, 1997, an increase of $13,483,000. This increase resulted primarily from the purchase of short-term investments of $8,500,000 and the acquisition of Travel Nurse for $5 million cash as discussed in the note 1(b) to the consolidated financial statements included herein.

      Cash flows from financing activities for the six months ended June 30, 1998 reflects the net proceeds received from a private placement of convertible subordinated notes of $9,600,000 and borrowings under a revolving line of credit of $2 million, compared to the net proceeds received from the Company's initial public offering of $10,384,000 for the comparable period in 1997.

      In May 1998, Preferred Healthcare Staffing, Inc., a wholly-owned subsidiary of the Company, obtained a $3 million unsecured revolving line of credit from a bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility bear interest at the bank's base rate of interest. Interest under the Credit Facility is due and payable monthly commencing June 2, 1998 and all unpaid principal and interest is due on May 2, 1999. Outstanding borrowings under the Credit Facility are secured by a guarantee of the Company. As of June 1, 1998, Preferred Staffing had outstanding borrowings of approximately $1,780,000 under the Credit Facility, which borrowings bear interest at the rate of 8 1/2% per annum.

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

Part II:

Item 1.     Legal Proceedings.

            Not Applicable

Item 2.     Changes in Securities and Use of Proceeds.

            Not Applicable

Item 3.     Defaults Upon Senior Securities.

            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

            Not Applicable

Item 5.     Other Information.

            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a) The following exhibits are included unless otherwise indicated:

                  27.1 Financial Data Schedule

            (b) Reports on Form 8-K. The Company's Current Report on Form 8-K, dated May 4, 1998 (filed on June 2, 1998).

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PREFERRED EMPLOYERS HOLDINGS, INC.
                                       ----------------------------------
                                                 (Registrant)


Date: August 14, 1998                  /s/ William R. Dresback
                                       -----------------------------------------
                                       By: William R. Dresback
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Secretary (and duly
                                           authorized to sign on
                                           behalf of the Registrant)