Form 10QSB
period 1998-09-30
PREFERRED EMPLOYERS HOLDINGS INC
filed 1998-11-17
CIK 1023695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the transaction period from ______________ to ______________

                          COMMISSION FILE NO. 1-12677

                            ------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                      65-0698779
(State or other jurisdiction         (I.R.S. Employer
             of                     Identification No.)
      incorporation or
        organization)

                 10800 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33161
                    (Address of principal executive offices)

                                 (305) 893-4040
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998 was:

Common Stock 5,242,085 shares
(Par value $.01 per share)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                                  FORM 10-QSB

                                     INDEX

                                                                                                                  PAGE
                                                                                                                ---------
PART I         --      FINANCIAL INFORMATION

Item 1         --      Quarterly Financial Statements.........................................................      3

                       Consolidated Balance Sheets............................................................      3

                       Consolidated Statements of Operations..................................................      4

                       Consolidated Statements of Cash Flows..................................................      6

                       Notes to Consolidated Financial Statements.............................................      8

Item 2         --      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations....................................................     19

PART II        --      FINANCIAL INFORMATION

Item 1         --      Legal Proceedings......................................................................     27

Item 2         --      Changes in Securities and Use of Proceeds..............................................     27

Item 3         --      Defaults Upon Senior Securities........................................................     27

Item 4         --      Submission of Matters to a Vote of Security Holders....................................     27

Item 5         --      Other Information......................................................................     28

Item 6         --      Exhibits and Reports on Form 8-K.......................................................     28

SIGNATURE.....................................................................................................     29

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

        SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (RESTATED)

                                                                    RESTATED
                                                     SEPTEMBER    DECEMBER 31,
                                                      30, 1998        1997
                                                    ------------  ------------
                                    ASSETS

Investments:
  Held-to-maturity securities, at amortized cost
    (fair value of $14,183,395 in 1998 and
    $8,237,669 in 1997)...........................  $13,893,979    8,015,105
  Held-to-maturity securities, at amortized
    cost--restricted (fair value of $8,403,360 in
    1998 and $7,947,981 in 1997)..................   8,231,564     7,877,444
  Short-term investments..........................   7,445,249     7,090,550
                                                    ------------  ------------
    Total investments.............................  29,570,792    22,983,099
Cash..............................................   4,436,391     4,125,271
Accrued investment and interest income............     301,496       311,934
Accounts, commissions and premiums receivable,
  net.............................................   9,491,612     2,699,657
Deferred acquisition costs........................   1,775,668       903,880
Property and equipment, net.......................     698,670       709,800
Deferred tax assets...............................      --           252,837
Goodwill and other intangible assets, net.........   4,863,892        --
Deposits..........................................     316,684       154,787
Other assets......................................   2,710,216       102,556
                                                    ------------  ------------
    Total assets..................................  $54,165,421   32,243,821
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable...................................  $12,580,000    2,440,000
  Unpaid losses and loss adjustment expenses......  12,125,200     6,107,613
  Unearned premiums...............................   5,248,797     2,671,831
  Premiums payable................................   2,416,030     3,064,103
  Commissions payable.............................     318,998       330,055
  Other liabilities...............................   4,518,849     5,215,387
  Accounts payable and accrued expenses...........   4,322,877     1,360,613
  Deferred reinsurance income.....................     279,980       279,980
  Deferred tax liability..........................      33,134        --
                                                    ------------  ------------
    Total liabilities.............................  41,843,865    21,469,582
                                                    ------------  ------------
Shareholder's equity:
  Common stock, $0.01 par value; authorized
    20,000,000 shares; issued 5,771,497 shares....      57,715        57,715
  Additional paid-in capital......................   9,891,562     9,147,730
  Retained earnings...............................   2,877,836     2,074,351
                                                    ------------  ------------
    Total shareholders' equity....................  12,827,113    11,279,796
  Treasury stock, at cost, 529,412 shares.........    (505,557  )   (505,557  )
                                                    ------------  ------------
    Net shareholders' equity......................  12,321,556    10,774,239
                                                    ------------  ------------
    Total liabilities and shareholders' equity....  $54,165,421   32,243,821
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 RESTATED (UNAUDITED)

                                                                    RESTATED
                                                        1998          1997
                                                    ------------  ------------
Revenues:
  Premiums earned.................................  $  4,264,153     3,368,045
  Net investment income...........................       444,766       383,885
  Net commission income...........................       452,747       648,522
  Staffing income.................................     9,420,005     3,190,693
  Other income....................................       120,582       138,538
                                                    ------------  ------------
    Total revenues................................    14,702,253     7,729,683
                                                    ------------  ------------
Expenses:
  Losses and loss adjustment expenses incurred....     2,196,591     1,831,305
  Amortization of deferred acquisition costs......     1,373,824     1,227,047
  Staffing costs..................................     7,392,163     2,522,458
  Other operating expenses........................     2,579,587     1,777,599
                                                    ------------  ------------
    Total operating expenses......................    13,542,165     7,358,409
                                                    ------------  ------------
Operating income before income taxes..............     1,160,088       371,274
                                                    ------------  ------------
Interest expense..................................       324,763       177,692
Amortization of intangible assets and other
  non-operating expenses..........................       206,605       --
                                                    ------------  ------------
    Total non-operating expenses..................       531,368       177,692
                                                    ------------  ------------
Income before income taxes........................       628,720       193,582
Income taxes......................................       180,705        41,719
                                                    ------------  ------------
  Net income......................................  $    448,015       151,863
                                                    ------------  ------------
                                                    ------------  ------------
Net income--basic.................................  $    448,015       151,863
Impact of potential common shares--convertible
  notes...........................................       155,169       --
                                                    ------------  ------------
Net income--diluted...............................  $    603,184       151,863
                                                    ------------  ------------
                                                    ------------  ------------
Weighted average outstanding shares--basic........     5,242,085     5,242,085
Impact of potential common shares--convertible
  notes...........................................     1,175,000       --
                                                    ------------  ------------
Common shares and common shares equivalents used
  in computing
  net earnings per share--diluted.................     6,417,085     5,242,085
                                                    ------------  ------------
                                                    ------------  ------------
Net basic earnings per share......................  $        .09           .03
                                                    ------------  ------------
                                                    ------------  ------------
Net diluted earnings per share....................  $        .09           .03
                                                    ------------  ------------
                                                    ------------  ------------

PRO FORMA INFORMATION (UNAUDITED) (Note 5):
Historical income before income taxes.............  $    628,720       193,582
Pro forma income tax provision (benefit)..........       239,882       (67,104)
                                                    ------------  ------------
Pro forma net income..............................  $    388,838       260,686
                                                    ------------  ------------
                                                    ------------  ------------
Pro forma net income--basic.......................  $    388,838       260,686
Impact of potential common shares--convertible
  notes...........................................       155,169       --
                                                    ------------  ------------
Pro forma net income--diluted.....................  $    544,007       260,686
                                                    ------------  ------------
                                                    ------------  ------------
Weighted average shares outstanding--basic........     5,242,085     5,242,085
Impact of potential common shares--convertible
  notes...........................................     1,175,000       --
                                                    ------------  ------------
Weighted average shares outstanding--diluted......     6,417,085     5,242,085
                                                    ------------  ------------
                                                    ------------  ------------
Pro forma net basic earnings per share............  $        .07           .05
                                                    ------------  ------------
                                                    ------------  ------------
Pro forma net diluted earnings per share..........  $        .07           .05
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 RESTATED (UNAUDITED)

                                                                    RESTATED
                                                        1998          1997
                                                    ------------  ------------
Revenues:
  Premiums earned.................................  $ 11,680,679     8,037,839
  Net investment income...........................     1,336,311     1,103,531
  Net commission income...........................     1,522,462     1,779,908
  Staffing income.................................    24,283,415     7,854,896
  Other income....................................       384,913       426,599
                                                    ------------  ------------
    Total revenues................................    39,207,780    19,202,773
                                                    ------------  ------------
Expenses:
  Losses and loss adjustment expenses incurred....     6,201,515     4,357,452
  Amortization of deferred acquisition costs......     3,819,177     2,916,611
  Staffing costs..................................    18,989,081     6,382,069
  Other operating expenses........................     7,099,442     4,605,080
                                                    ------------  ------------
    Total operating expenses......................    36,109,215    18,261,212
                                                    ------------  ------------
Operating income before income taxes..............     3,098,565       941,561
                                                    ------------  ------------
Interest expense..................................       783,348       457,652
Amortization of intangible assets and other
  non-operating expenses..........................       445,226       --
                                                    ------------  ------------
    Total non-operating expenses..................     1,228,574       457,652
                                                    ------------  ------------
Income before income taxes........................     1,869,991       483,909
Income taxes......................................       322,673       212,542
                                                    ------------  ------------
  Net income......................................  $  1,547,318       271,367
                                                    ------------  ------------
                                                    ------------  ------------
Net income--basic.................................  $  1,547,318       271,367
Impact of potential common shares--convertible
  notes...........................................        75,378       --
                                                    ------------  ------------
Net income--diluted...............................  $  1,622,696       271,367
                                                    ------------  ------------
                                                    ------------  ------------
Weighted average outstanding shares--basic........     5,242,085     4,959,393
Impact of potential common shares--convertible
  notes...........................................       589,652       --
                                                    ------------  ------------
Common shares and common shares equivalents used
  in computing
  net earnings per share--diluted.................     5,831,737     4,959,393
                                                    ------------  ------------
                                                    ------------  ------------
Net basic earnings per share......................  $        .30  $        .05
                                                    ------------  ------------
                                                    ------------  ------------
Net diluted earnings per share....................  $        .28  $        .05
                                                    ------------  ------------
                                                    ------------  ------------
PRO FORMA INFORMATION (UNAUDITED) (Note 5):
Historical income before income taxes.............  $  1,869,991       483,909
Pro forma income tax provision (benefit)..........       647,134      (174,861)
                                                    ------------  ------------
Pro forma net income..............................  $  1,222,857       658,770
                                                    ------------  ------------
                                                    ------------  ------------
Pro forma net income--basic.......................  $  1,222,857       658,770
Impact of potential common shares--convertible
  notes...........................................        75,378       --
                                                    ------------  ------------
Pro forma net income--diluted.....................  $  1,298,235       658,770
                                                    ------------  ------------
                                                    ------------  ------------
Weighted average shares outstanding--basic........     5,242,085     4,959,393
Impact of potential common shares--convertible
  notes...........................................       589,652       --
                                                    ------------  ------------
Weighted average shares outstanding--diluted......     5,831,737     4,959,393
                                                    ------------  ------------
                                                    ------------  ------------
Pro forma net basic earnings per share............  $        .23           .13
                                                    ------------  ------------
                                                    ------------  ------------
Pro forma net diluted earnings per share..........  $        .22           .13
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 RESTATED (UNAUDITED)

                                                                    RESTATED
                                                        1998          1997
                                                    ------------  ------------
Cash flow from operating activities:
  Net income......................................  $    448,015       151,863
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.................       331,616         9,325
    Amortization of deferred acquisition costs....     1,373,824     1,227,047
    Deferred income taxes.........................    (1,115,372)      --
    Provision for uncollectible accounts..........       (23,345)       36,075
  Change in:
    Accrued investment and interest income........       (44,083)      (60,815)
    Accounts, commissions and premiums
      receivable..................................       502,707      (474,315)
    Deferred acquisition costs....................      (750,636)   (1,227,047)
    Unpaid losses and loss adjustment expenses....     2,205,983     1,744,071
    Unearned premiums.............................    (1,842,116)     (937,081)
    Premiums payable..............................      (671,923)      362,434
    Commissions payable...........................        69,782      (107,424)
    Accounts payable and accrued expenses.........     1,464,845     1,321,252
    Deferred reinsurance income...................       --           (360,164)
    Other, net....................................      (564,094)      111,924
                                                    ------------  ------------
      Net cash provided by operating activities...     1,385,203     1,797,145
                                                    ------------  ------------
Cash flow from investing activities:
  Sale of short-term investments, net.............     1,883,884       --
  Purchase of property and equipment..............       (98,951)      (51,354)
                                                    ------------  ------------
      Net cash provided by (used in) investing
        activities................................     1,784,933       (51,354)
                                                    ------------  ------------
Cash flow from financing activities:
  Repayment of shareholder loan...................       --            (75,000)
  Borrowings from revolving line of credit, net...       --            172,116
  Repayment of lines of credit....................    (2,440,000)      --
  Other, net......................................         5,660        93,430
                                                    ------------  ------------
      Net cash provided by (used in) financing
        activities................................    (2,434,340)      190,546
                                                    ------------  ------------
Net increase in cash..............................       735,796     1,936,337
Cash at beginning of period.......................     3,700,595    23,750,794
                                                    ------------  ------------
Cash at end of period.............................  $  4,436,391  $ 25,687,131
                                                    ------------  ------------
                                                    ------------  ------------
Supplemental disclosure of cash flow information:
  Income taxes paid...............................       --            --
                                                    ------------  ------------
                                                    ------------  ------------
  Interest paid...................................  $    240,683       171,425
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 RESTATED (UNAUDITED)

                                                                    RESTATED
                                                        1998          1997
                                                    ------------  ------------
Cash flow from operating activities:
  Net income......................................  $  1,547,318       271,367
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.................       702,260       114,297
    Amortization of deferred acquisition costs....     3,819,177     2,916,611
    Deferred income taxes.........................      (285,971)      --
    Provision for uncollectible accounts..........       (45,765)       80,503
  Change in:
    Accrued investment and interest income........        10,438      (234,756)
    Accounts, commissions and premiums
      receivable..................................    (6,746,190)    2,611,460
    Deferred acquisition costs....................    (4,690,965)   (2,916,611)
    Unpaid losses and loss adjustment expenses....     6,017,588     4,095,750
    Unearned premiums.............................     2,576,966    (1,888,977)
    Premiums payable..............................      (648,073)      186,713
    Commissions payable...........................       (11,057)     (190,698)
    Accounts payable and accrued expenses.........     3,000,591     2,689,093
    Deferred reinsurance income...................       --         (1,054,421)
    Other, net....................................    (2,337,243)    2,156,421
                                                    ------------  ------------
      Net cash provided by operating activities...     2,909,074     8,836,752
                                                    ------------  ------------
Cash flow from investing activities:
  Purchase of subsidiary..........................    (5,000,000)      --
  Purchase of short-term investments, net.........    (6,587,693)      --
  Purchase of property and equipment..............      (153,848)     (223,806)
                                                    ------------  ------------
      Net cash used in investing activities.......   (11,741,541)     (223,806)
                                                    ------------  ------------
Cash flow from financing activities:
  Proceeds from sale of common stock..............       --         10,384,324
  Repayment of shareholder loan...................       --           (225,000)
  Proceeds from subordinated convertible notes
    payable.......................................     9,621,914       --
  Borrowings from revolving line of credit, net...     2,000,000     1,182,324
  Repayment of lines of credit....................    (2,440,000)      --
  Other, net......................................       (38,327)       87,770
                                                    ------------  ------------
      Net cash provided by financing activities...     9,143,587    11,429,418
                                                    ------------  ------------
Net increase in cash..............................       311,120    20,042,364
Cash at beginning of period.......................     4,125,271     5,644,767
                                                    ------------  ------------
Cash at end of period.............................  $  4,436,391  $ 25,687,131
                                                    ------------  ------------
                                                    ------------  ------------
Supplemental disclosure of cash flow information:
  Income taxes paid...............................  $    950,000       --
                                                    ------------  ------------
                                                    ------------  ------------
  Interest paid...................................  $    584,666       439,301
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997, as restated.

    The accompanying unaudited consolidated financial statements of the Company and its subsidiaries are prepared in accordance with generally accepted accounting principles. These principles vary in certain respects from statutory accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

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

    In March 1998, the Company, through a wholly-owned subsidiary, consummated the purchase of substantially all the assets of HSSI Travel Nurse Operations, Inc. ("Travel Nurse"), a wholly-owned subsidiary of Hospital Staffing Services, Inc., for $5.0 million in cash. Based in Ft. Lauderdale, Florida since 1981, Travel Nurse has provided registered nurses and other professional medical personnel, often referred to as "Travelers," primarily to client hospitals in the United States and the Caribbean on a contractual basis for periods generally ranging from 8 to 52 weeks. During 1997, Travel Nurse placed in excess of 700 nurses.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In August 1998, the Company issued 517,085 shares of its common stock in exchange for all the outstanding common stock of National Explorers and Travelers Healthcare, Inc. ("NET Healthcare"), an employee staffing company and provider of temporary registered nurses and other professional medical personnel, primarily to client hospitals. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's consolidated financial statements for applicable periods prior to the combination have been restated to include the accounts and results of operations of NET Healthcare.

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

    (C) INSURANCE OPERATIONS

    In 1996, the Company formed a Bermuda licensed reinsurance subsidiary (the "Reinsurer") and entered into a reinsurance agreement (the "Agreement") with AIG during the fourth quarter of 1996. The Agreement provides that the Reinsurer assume certain workers' compensation and employer's liability insurance policies from AIG with policy inception dates as of January 1, 1996 and subsequent. Although the Reinsurer assumes the risks associated with being a reinsurer, the Agreement limits the liability of the Reinsurer for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the Agreement limits the aggregate liability of the Reinsurer for all coverage to an amount not to exceed 70 percent of the gross written premium for each individual underwriting year.

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

    The accompanying financial statements reflect a composite retroactive/prospective accounting treatment with business written prior to October 1, 1996 being accounted for as retroactive and business written subsequent thereto accounted for as prospective.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The effects of prospective and retroactive insurance accounting treatment are illustrated below. The prospective method assumes that the Agreement incepted on January 1, 1996, and provides for a loss ratio of 51.5%, acquisition costs of 33.83%, aggregate net premiums written of approximately $15 million ($12,600,000 relating to the period from January 1 through September 30, 1996) and an investment yield of 6.5% on net cash flows. The retroactive (deposit) method uses the same assumptions except that since the Agreement was not executed until October 1996, any investment income on net cash flows earned for the period from January through September 1996 are deferred and recognized as "other income" over the payment period of the remaining claim liabilities.

    Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below, is as follows:

                                                                                    COMPOSITE
                                                                     PROSPECTIVE   RETROACTIVE/
                                                                     METHOD (PRO   PROSPECTIVE
YEARS                                                                   FORMA)      (ACTUAL)
-------------------------------------------------------------------  ------------  -----------
1996...............................................................  $  1,658,000     324,000
1997...............................................................     1,288,000   1,372,000
1998-2001..........................................................     1,314,000   2,564,000
                                                                     ------------  -----------
                                                                     $  4,260,000   4,260,000
                                                                     ------------  -----------
                                                                     ------------  -----------

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

    (D) STAFFING OPERATIONS

    In March 1998, the Company purchased substantially all of the assets of Travel Nurse for $5.0 million in cash. Based in Fort Lauderdale, Florida since 1981, Travel Nurse has provided registered nurses and other professional medical personnel, often referred to as "Travelers," primarily to client hospitals in the

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
United States and the Caribbean on a contractual basis for periods generally ranging from 8 to 52 weeks. During 1997, Travel Nurse placed in excess of 700 nurses.

    In August 1998, the Company issued 517,085 shares of its common stock in exchange for all the outstanding common stock of NET Healthcare, an employee staffing company and provider of temporary registered nurses and other professional medical personnel, primarily to client hospitals. This business combination was accounted for as a pooling-of-interest combination.

    Staffing income is recognized at the time the staffing services are provided. In most instances, the staffing company's temporary healthcare professionals are considered employees of the staffing company while under assignment and costs of employment are the responsibility of the staffing company and are included in the accompanying statements of operations.

    Receivables include amounts due from healthcare organizations for services provided by Travel Nurse and NET Healthcare through the placement of healthcare professionals. These receivables are presented net of an estimated allowance for uncollectible accounts based on an evaluation of expected collections resulting from an analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the healthcare organizations serviced by Travel Nurse and NET Healthcare.

    During 1995, NET Healthcare entered into a line of credit with a shareholder to provide a total of $190,000 to fund the working capital requirements of NET Healthcare. The line of credit bore interest at the rate of 5% per annum. In March 1996, NET Healthcare entered into an additional line of credit with a shareholder collateralized by outstanding accounts receivable. Interest was payable at the rate of 2% per month on average outstanding balances. In May 1996, the agreement was amended to allow for additional funding. In May 1997, the agreement was further amended to increase the interest rate by .5% per month on approximately $600,000 of the balance of the line of credit. The amended line of credit, effective April 1, 1998, established a rate of interest of 10% per annum and eliminated restrictive covenants included in the original agreement. The line of credit described above had an aggregate outstanding balance of $2,440,000 at December 31, 1997. Interest expense related to the line of credit amounted to $240,884 and $608,300 for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively. The aggregate outstanding balance together with its related accrued interest expense was paid in full subsequent to the merger of NET Healthcare and the Company.

    The goodwill associated with the Company's acquisition of substantially all of the assets of Travel Nurse is amortized over 30 years.

    The former shareholders of NET Healthcare previously elected to have the company treated as an "S Corporation" under the Internal Revenue Code and, therefore, net income or loss was attributable directly to the former shareholders. Accordingly, no pre-merger benefit for the federal or state income taxes has been reflected in the accompanying combined financial statements. In addition, an adjustment has been made to the restated stockholders' equity of the Company as of September 30, 1998 and December 31, 1997 to eliminate the untaxed effects of including NET Healthcare's results of operations in the combined financial statements of the Company.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (E) INVESTMENTS

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

    (F) PROPERTY AND EQUIPMENT, NET

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

    (G) PREMIUMS PAYABLE

    Premiums which are collected from insureds are reported as assets of the Company and as corresponding liabilities to the insurance carriers. Premiums received from insureds but not yet remitted to the carriers are held as invested cash in a fiduciary capacity.

    (H) COMMISSION INCOME

    Commission income is recognized when premiums are received. Any subsequent commission adjustments, including policy cancellations, are recognized upon notification from the insurance carrier or broker.

    (I) INCOME TAXES

    Prior to the formation of the Company, PEGI had elected to be taxed as an "S corporation" under the provisions of the Internal Revenue Code. PEGI's stockholders included in their tax returns the Company's income or loss. However, subsequent to the formation of the Company, PEGI is taxed as a "C corporation" under the provisions of the Internal Revenue Code. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (J) NET EARNINGS PER SHARE

    Net earnings per common share is based upon the weighted average number of common shares outstanding during each period. In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement requires specific computations, presentation and disclosures for earnings per share (EPS) amounts in order to make EPS amounts more compatible with international accounting standards. The Company adopted SFAS No. 128 for the period ended December 31, 1997. This statement requires that any prior period EPS amounts be restated. Stock options outstanding at September 30, 1998 and 1997 of 916,500 and 250,000, respectively, had no effect on diluted earnings per share amounts.

    In May 1998, the Company concluded a private placement of 7% convertible subordinated notes due May 12, 2003 in the aggregate principal amount of $10,580,000. The effect on diluted earnings per share amounts is presented in the accompanying unaudited statements of operations.

    (K) RECLASSIFICATIONS

    Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

(2) INVESTMENTS

    At September 30, 1998 and December 31, 1997, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

    Bonds with an amortized cost of $8,231,564 and $7,877,444 were held in a restricted account for the benefit of the ceding company (AIG) as unauthorized reinsurance at September 30, 1998 and December 31, 1997, respectively, in accordance with statutory requirements.

    The amortized cost and estimated fair values of investments at September 30, 1998 and December 31, 1997 are as follows:

                                                                                                       AMOUNT AT
                                                                GROSS        GROSS                    WHICH SHOWN
                                                             UNREALIZED   UNREALIZED    ESTIMATED       IN THE
                                             AMORTIZED COST     GAINS       LOSSES      FAIR VALUE   BALANCE SHEET
                                             --------------  -----------  -----------  ------------  -------------
Securities held to maturity:
September 30, 1998:
  Fixed maturities:
    Obligations of states and political
      subdivisions.........................  $   13,893,979     289,416       --         14,183,395    13,893,979
    Obligations of states and political
      subdivisions--restricted.............       8,231,564     171,796       --          8,403,360     8,231,564
                                             --------------  -----------  -----------  ------------  -------------
Total fixed maturities.....................  $   22,125,543     461,212       --         22,586,755    22,125,543
                                             --------------  -----------  -----------  ------------  -------------
                                             --------------  -----------  -----------  ------------  -------------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(2) INVESTMENTS (CONTINUED)

                                                                                                       AMOUNT AT
                                                                GROSS        GROSS                    WHICH SHOWN
                                                             UNREALIZED   UNREALIZED    ESTIMATED       IN THE
                                             AMORTIZED COST     GAINS       LOSSES      FAIR VALUE   BALANCE SHEET
                                             --------------  -----------  -----------  ------------  -------------
December 31, 1997:
  Fixed maturities:
    Obligations of states and political
      subdivisions.........................  $    8,015,105     222,564       --          8,237,669     8,015,105
    Obligations of states and political
      subdivisions--restricted.............       7,877,444      70,537       --          7,947,981     7,877,744
                                             --------------  -----------  -----------  ------------  -------------
Total fixed maturities.....................  $   15,892,549     293,101       --         16,185,650    15,892,549
                                             --------------  -----------  -----------  ------------  -------------
                                             --------------  -----------  -----------  ------------  -------------

    The amortized cost and fair value of securities at September 30, 1998 and December 31, 1997, by contractual maturity date, are presented below:

                                                           SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                       ---------------------------  --------------------------
                                                         AMORTIZED        FAIR       AMORTIZED        FAIR
                                                           COST          VALUE          COST         VALUE
                                                       -------------  ------------  ------------  ------------
Fixed maturities held-to-maturity:
  Due in one year or less............................       --             --            --            --
  Due after one year through five years..............  $  12,830,608    13,088,075     6,941,072     7,139,209
  Due after one year through five years--
    restricted.......................................      7,168,193     7,308,040     6,803,411     6,849,521
  Due after five years through ten years.............       --             --            --            --
  Due after ten years................................      1,063,371     1,095,320     1,074,033     1,098,460
  Due after ten years--restricted....................      1,063,371     1,095,320     1,074,033     1,098,460
                                                       -------------  ------------  ------------  ------------
                                                          22,125,543    22,586,755    15,892,549    16,185,650
  Short-term investments.............................      7,445,249     7,445,249     7,090,550     7,090,550
                                                       -------------  ------------  ------------  ------------
    Total............................................  $  29,570,792    30,032,004    22,983,099    23,276,200
                                                       -------------  ------------  ------------  ------------
                                                       -------------  ------------  ------------  ------------

(3) FINANCIAL INSTRUMENTS

    The carrying amounts for short-term investments, cash, accounts, commissions and premiums receivable, accrued investment and interest income, notes payable, premiums payable, commissions payable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

    Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics. The carrying amount for the 7% convertible subordinated notes is $10,580,000 and the related estimated fair value is $9,965,069 which was determined by management based on available market information and appropriate valuation methodologies.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(4) STOCKHOLDERS LOAN

    In May 1995, the Company entered into a repurchase agreement with stockholders (the "Agreement") whereby the Company agreed to repurchase from them an aggregate of 30 shares of common stock (529,412 shares as adjusted to give effect to the Exchange) (the "Shares") of the Company. The aggregate purchase price for the Shares was $600,000 (including interest) to be paid in 24 installments of $25,000. The closing of the Agreement was subject to the Company's completion of a $600,000 distribution to the stockholders of the Company, pro rata based on the number of shares of common stock of the Company outstanding and paid to the stockholders of record on the Agreement date, without giving effect to the repurchase. The $600,000 distribution was made by the Company on May 26, 1995.

    Pursuant to a subsequent agreement made with the stockholders, the outstanding loan balance at December 31, 1995 was to be repaid in 23 monthly installments of $25,000 (including interest) commencing in February 1996. The outstanding balance of the above-referenced stockholder loan was paid in full during 1997.

(5) INCOME TAXES

    U.S. Federal and state income tax expense (benefit) consists of the following components:

FOR THE THREE MONTHS ENDED                                   CURRENT     DEFERRED     TOTAL
---------------------------------------------------------  -----------  ----------  ---------
September 30, 1998.......................................  $  (934,667)  1,115,372    180,705
September 30, 1997.......................................  $    41,719      --         41,719


FOR THE NINE MONTHS ENDED
---------------------------------------------------------
September 30, 1998.......................................  $    36,702     285,971    322,673
September 30, 1997.......................................  $   212,543      --        212,543

    Income tax expense for the three and nine months ended September 30, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

                                                        FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                        ---------------------  ----------------------
                                                           1998       1997        1998        1997
                                                        ----------  ---------  ----------  ----------
Expected income tax expense...........................  $  213,764     65,818     635,797     164,529
State income tax, net.................................      16,158      4,975      48,059      12,436
Tax-exempt interest...................................     (76,578)   (72,038)   (227,064)   (174,313)
Travel and entertainment..............................      37,299     --          37,299      --
S Corporation income..................................     (52,679)    44,557    (252,903)    205,093
Other, net............................................      42,741     (1,593)     81,485       4,798
                                                        ----------  ---------  ----------  ----------
  Total income tax expense............................  $  180,705     41,719     322,673     212,543
                                                        ----------  ---------  ----------  ----------
                                                        ----------  ---------  ----------  ----------

    As a result of the business combination of NET Healthcare, an "S corporation," with the Company, a "C corporation," NET Healthcare's "S corporation" status ceased to exist. The unaudited pro forma

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(5) INCOME TAXES (CONTINUED)
information in the Company's consolidated statements of operations reflect income tax expense (benefit) had NET Healthcare been taxed as a "C corporation," of $647,134 and ($174,861) for the nine months ended September 30, 1998 and 1997, respectively, and $239,882 and ($67,104) for the three months ended September 30, 1998 and 1997, respectively.

    Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded for September 30, 1998 and December 31, 1997:

                                                                         1998          1997
                                                                     -------------  ----------
Deferred tax assets:
  Unearned premiums................................................  $     451,955      --
  Reserve for unpaid claims........................................        782,904     427,414
  Other, net.......................................................       --            44,348
                                                                     -------------  ----------
    Gross deferred tax assets......................................      1,234,859     471,762
                                                                     -------------  ----------
Deferred tax liabilities:
  Cash to accrual change...........................................       (436,555)     --
  Commissions receivable...........................................       --          (151,454)
  Commissions payable..............................................       --           (67,471)
  Deferred acquisition costs.......................................       (764,482)     --
  Other, net.......................................................        (66,956)     --
                                                                     -------------  ----------
  Gross deferred tax liabilities...................................     (1,267,993)   (218,925)
                                                                     -------------  ----------
    Net deferred (liability) asset.................................  $     (33,134)    252,837
                                                                     -------------  ----------
                                                                     -------------  ----------

    A valuation allowance has not been established as the Company believes it is more likely than not that the deferred tax asset will be realized.

    The Company's reinsurance subsidiary is a Bermuda domiciled corporation. The reinsurance subsidiary is a "controlled foreign corporation" ("CFC") for United States federal income tax purposes. As a result, the Company includes in its gross income for United States federal income tax purposes its pro-rata share of the CFC's "subpart F income" even if such subpart F income is not distributed. Substantially all of the income of the Company's reinsurance subsidiary is subpart F income.

    The Company has elected under section 953(d) of the Internal Revenue Code to tax its reinsurance subsidiary as a domestic corporation for U.S. Income Tax purposes. The Company does not believe this election has a material effect on its income tax expense.

(6) ANNUAL STATUTORY SOLVENCY REQUIREMENTS

    The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1997 was $7,309,143 and the amount required to be maintained by the Company was $3,300,000. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(6) ANNUAL STATUTORY SOLVENCY REQUIREMENTS (CONTINUED) relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution. At September 30, 1998 and December 31, 1997, the Company was in compliance with this requirement.

(7) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the nine months ended September 30, 1998 and 1997:

                                                                        1998          1997
                                                                    -------------  ----------
Unpaid losses and loss adjustment expenses at beginning of
  period..........................................................  $   6,107,613     199,390
                                                                    -------------  ----------
Incurred related to:
  Current year....................................................      6,201,515   4,357,452
  Prior year......................................................       --            --
                                                                    -------------  ----------
    Total incurred................................................      6,201,515   4,357,452
                                                                    -------------  ----------
Paid related to:
  Current year....................................................        183,928     261,702
  Prior year......................................................       --            --
                                                                    -------------  ----------
    Total paid....................................................        183,928     261,702
                                                                    -------------  ----------
Unpaid losses and loss adjustment expenses at end of period.......  $  12,125,200   4,295,140
                                                                    -------------  ----------
                                                                    -------------  ----------

(8) UNSECURED REVOLVING LINE OF CREDIT

    In May 1998, the Company obtained a $3 million unsecured revolving line of credit from a bank. The terms of the loan provide for monthly interest payments at the bank's prime lending rate (currently 8 1/4% per annum). The loan is renewable on an annual basis. As of September 30, 1998, the aggregate amount outstanding under the line of credit was $2 million.

(9) SUBORDINATED CONVERTIBLE NOTES

    In May 1998, the Company concluded a private placement of $10,580,000 of 7% convertible subordinated notes (the "Notes") due May 2003. The principal amount of the Notes is convertible at any time upon the earlier of the maturity date (May 12, 2003) or 10 business days after receipt of a termination notice at the option of the holders into shares of the Company's common stock at a conversion price of $9.00 (the "Conversion Price"). In the event (i) the closing bid price of the Company's common stock equals or exceeds $13.50 per share for twenty consecutive trading days during any period commencing upon satisfaction of one of the conditions contained in clause (ii) described herein and (ii) either a registration statement covering the shares of common stock issuable upon conversion of the Notes has been declared effective by the Securities and Exchange Commission and remains effective or at least two years has elapsed since the issuance date of the Notes and the shares of common stock issuable upon

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

(9) SUBORDINATED CONVERTIBLE NOTES (CONTINUED) conversion of the Notes are saleable, without restriction, under Rule 144(k) promulgated under the Securities Act of 1933, as amended, then the holders' right to convert the outstanding principal amount of the Notes shall be terminated by the Company by delivering to the holders a notice of termination (the "Termination Notice"), in which event (a) the holders will have the right at any time during 10 business days after receipt of the Termination Notice, in their sole discretion, to convert the outstanding principal amount of the Notes into shares of common stock of the Company at the Conversion Price, and (b) thereafter, the holders' option to convert shall terminate and the Notes may be prepaid by the Company, at any time prior to the Maturity Date, in whole or in part for the face amount thereof, together with all accrued and unpaid interest through the date of prepayment.

(10) LITIGATION

    The Company is a defendant in various litigation matters considered to be in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

(11) YEAR 2000

    Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company has developed a plan to address Year 2000 issues. The plan is based on the Company's primary software vendor having advised the Company that the necessary programming changes related to Year 2000 issues have been made and tested and that the software used by the Company can be upgraded to be Year 2000 compliant. The Company has recently begun to implement this upgrade and expects to be fully compliant with Year 2000 issues by December 31, 1998. As an integral component of such plan, the Company will determine if they are Year 2000 compliant. It is management's belief that for any suppliers who may not be Year 2000 compliant, such non-compliance will not have a material adverse effect on the Company's business. However, each major supplier's compliance will be assessed in light of their response. The costs associated with the implementation of the above project are not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes related thereto contained elsewhere in this Form 10-QSB. On August 10, 1998, the Company issued 517,085 shares of common stock in exchange for all the outstanding common stock of National Explorers and Travelers Healthcare, Inc. ("NET Healthcare"). This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's consolidated financial statements for applicable periods prior to the combination have been restated to include the accounts and results of operations of NET Healthcare.

GENERAL

    We have a property and casualty insurance business and act as a general agent on behalf of the American International Group of Companies ("AIG"), General Accident Insurance Company and the Kemper Insurance Companies and as a reinsurer for certain workers' compensation insurance policies written by us on behalf of affiliates of AIG. Pursuant to general agency agreements, we are authorized to solicit and bind insurance contracts on behalf of the insurers, collect and account for premiums on business we write, and request cancellation or nonrenewal of any policy placed by us. We receive, as compensation pursuant to the terms of these general agency agreements, gross commissions on business at rates which range from approximately 5% to 20%. We have written workers' compensation insurance since our inception in 1988 and in late 1995 began writing other forms of property and casualty insurance (such other forms of insurance being hereinafter referred to as "Package") for family style and fast food restaurants as a general agent for General Accident. In June 1996, General Accident advised us that they would no longer accept Package insurance risks for fast food restaurants, but would continue to do so for family style restaurants. As a result, we became a general agent for Kemper during March 1997 through which we write package as well as other forms of property and casualty insurance and workers' compensation insurance.

    In December 1996, we formed a reinsurance subsidiary ("Preferred Reinsurance") under the laws of Bermuda and entered into a reinsurance agreement with AIG affiliates pursuant to which Preferred Reinsurance acts as the reinsurer with respect to certain workers' compensation and employer's liability insurance policies in force with policy inception dates as of January 1, 1996 and subsequent which are written by us on behalf of AIG affiliates. Preferred Reinsurance is required to provide the AIG affiliates, as security for the payment of losses, a combination of cash, United States government securities and/or an irrevocable letter of credit in an aggregate amount equal to 51.5% of the net written premiums ceded to Preferred Reinsurance pursuant to the insurance agreement less the amount of losses paid. Preferred Reinsurance receives, as compensation pursuant to the terms of the reinsurance agreement, the related net written premiums less certain program expenses and commissions and the losses paid associated with the business. Although Preferred Reinsurance assumes the risks associated with being a reinsurer, the reinsurance agreement limits the liability of Preferred Reinsurance for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the reinsurance agreement limits the aggregate liability of Preferred Reinsurance for all coverage to an amount not to exceed 70% of the gross written premium for each individual underwriting year. Because the reinsurance agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the contract and formation of Preferred Reinsurance were accounted for as retroactive reinsurance. Refer to Note 1(c) to our consolidated financial statements for a more detailed explanation of the accounting treatment. The reinsurance agreement with Preferred Reinsurance is terminable by either party upon the occurrence of certain events.

    We collect workers' compensation premiums from the insureds and remit the ceding commission (net of our commission) and reinsurance charge to AIG affiliates and remit the net premium to Preferred Reinsurance. Commission income on workers' compensation business is recognized as income when premiums are collected. Package insurance premiums are principally collected by the insurance carrier. The Package insurance carrier remits commissions on Package premiums it collects to us monthly. Commission income on Package business is recognized as income when premiums are due. Reinsurance premiums received by Preferred Insurance are earned on a pro-rata basis over the term of the related coverage.

    In March 1998, our wholly-owned subsidiary, Preferred Healthcare Staffing, Inc. ("Preferred Staffing"), consummated the purchase of substantially all of the assets of HSSI Travel Nurse Operations, Inc. ("Travel Nurse"), a wholly-owned subsidiary of Hospital Staffing Services, Inc., for $5.0 million in cash. Preferred Staffing provides registered nurses and other professional medical personnel to client hospitals in the United States and the Caribbean on a contractual basis for periods ranging from 8 to 52 weeks.

    In August 1998, we acquired through a "pooling of interests" all of the outstanding capital stock of NET Healthcare for 517,085 shares of our common stock. The exchange ratio was based upon a multiple of NET Healthcare's after tax net income on an annualized basis, based upon the first four months of 1998, less outstanding debt. NET Healthcare provides registered nurses and other professional medical personnel, often referred to as "travel nurses," primarily to client hospitals in the United States and the Caribbean on a contractual basis, for periods generally ranging from 8 to 52 weeks.

    Preferred Staffing negotiates billing rates with its client hospitals to provide for the recovery of its cost of payroll, housing, utilities, travel and insurance for its professional medical personnel, plus a profit margin and bills its client hospitals its negotiated rate. Preferred Staffing records revenue at the time staffing services are provided.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    TOTAL REVENUES. Total revenues for the three months ended September 30, 1998 were $14,702,000 compared to $7,730,000 for the 1997 comparable period, representing a net increase of $6,972,000 or 90.2%. The following table provides a comparison of revenues for the three months ended September 30, 1998 and 1997 by category:

                                                                                                      PERCENTAGE
                                                                  1998          1997     NET CHANGE     CHANGE
                                                              -------------  ----------  -----------  -----------
Net commission income:
  Workers' compensation.....................................  $     261,000     330,000     (69,000)      (20.9%)
  Package...................................................        151,000     208,000     (57,000)      (27.4%)
  Other, net................................................         41,000     111,000     (70,000)      (63.1%)
                                                              -------------  ----------  -----------  -----------
    Total net commission income.............................        453,000     649,000    (196,000)      (30.2%)
Premiums earned.............................................      4,264,000   3,368,000     896,000        26.6%
Net investment income.......................................        445,000     384,000      61,000        15.9%
Staffing income.............................................      9,420,000   3,191,000   6,229,000        *
Other income................................................        120,000     138,000     (18,000)      (13.0%)
                                                              -------------  ----------  -----------  -----------
    Total revenues..........................................  $  14,702,000   7,730,000   6,972,000        90.2%
                                                              -------------  ----------  -----------  -----------
                                                              -------------  ----------  -----------  -----------
Workers' compensation:
  Premiums collected........................................  $   3,361,000   3,548,000
                                                              -------------  ----------
                                                              -------------  ----------
    Ratio of net commission income/
      Premiums collected....................................           7.8%        9.3%
                                                              -------------  ----------
                                                              -------------  ----------

------------------------

* The percentage change is insignificant or not meaningful for comparative purposes.

    Workers' compensation commission income decreased $69,000 or 20.9% for the quarter ended September 30, 1998 as compared to the prior year as a result of an increase in commission expense related to the mix of business produced by brokers. Package commission income decreased $57,000 or 27.4% for the quarter ended September 30, 1998 as compared to the prior year as a result of a reduction in the business that was written for Kemper for fast food restaurants. Other net commission income decreased $70,000 or 63.1% for the quarter ended September 30, 1998 as compared to the prior year as a result of the reduction in volume of audit and small business plan premiums collected. Premiums earned increased $896,000 or 26.6% for the quarter ended September 30, 1998 as compared to the prior year as a result of new business and renewals of prior year business. Net investment income increased $61,000 or 15.9% as a result of premiums received and invested by Preferred Insurance. Staffing income increased $6,229,000 for the quarter ended September 30, 1998 as a result of the acquisition of Travel Nurse and the increase in business related to NET Healthcare. Other income decreased $18,000 or 13.0% for the quarter ended September 30, 1998 as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1(c) to the consolidated financial statements.

    TOTAL OPERATING EXPENSES. Total operating expenses for the quarter ended September 30, 1998 were $13,542,000 compared to $7,358,000 for the 1997 comparable period, representing an increase of $6,184,000 or 84.0%. The following table provides a comparison of total operating expenses for the quarters ended September 30, 1998 and 1997 by category:

                                                                                                      PERCENTAGE
                                                                  1998          1997     NET CHANGE     CHANGE
                                                              -------------  ----------  -----------  -----------
Losses and loss adjustment expenses incurred................  $   2,197,000   1,831,000     366,000        20.0%
Amortization of deferred acquisition costs..................      1,374,000   1,227,000     147,000        12.0%
Staffing costs..............................................      7,392,000   2,522,000   4,870,000        *
Other operating expenses....................................      2,579,000   1,778,000     801,000        45.1%
                                                              -------------  ----------  -----------  -----------
  Total operating expenses..................................  $  13,542,000   7,358,000   6,184,000        84.0%
                                                              -------------  ----------  -----------  -----------
                                                              -------------  ----------  -----------  -----------

------------------------

* The percentage change is insignificant or not meaningful for comparative purposes.

    Losses and loss adjustment expenses increased $366,000 or 20.0% for the quarter ended September 30, 1998 as compared to the previous year. This increase is consistent with the increase in premiums earned in 1998 as discussed above. For the quarter ended September 30, 1998, the Company's ratio of losses incurred to premiums earned was approximately 52%. Amortization of deferred acquisition costs increased $147,000 or 12.0% for the quarter ended September 30, 1998 as compared to the previous year. This increase is consistent with the increase in premiums earned in 1998 as discussed above. For the quarter ended September 30, 1998, the Company's ratio of amortization of deferred acquisition costs to premiums earned was approximately 32%. Staffing costs increased $4,870,000 for the quarter ended September 30, 1998 consistent with the staffing income as discussed above. Other operating expenses increased $801,000 or 45.1% for the quarter ended September 30, 1998 as compared to the previous year. The following table provides a comparison of other operating expenses for quarters ended September 30, 1998 and 1997 by category:

                                                                                                       PERCENTAGE
                                                                    1998         1997     NET CHANGE     CHANGE
                                                                ------------  ----------  -----------  -----------
Personnel expenses............................................  $  1,641,000     964,000     677,000        70.2%
Occupancy expenses............................................       181,000     131,000      50,000        38.2%
Professional fees.............................................       169,000     147,000      22,000        15.0%
Other operating expenses......................................       588,000     536,000      52,000         9.7%
                                                                ------------  ----------  -----------  -----------
  Total other operating expenses..............................     2,579,000   1,778,000     801,000        45.1%
                                                                ------------  ----------  -----------  -----------
                                                                ------------  ----------  -----------  -----------

    Personnel expenses increased $677,000 or 70.2% for the quarter ended September 30, 1998 as compared to the previous year as a result of the hiring of four marketing employees, one marketing executive, and a controller, with aggregate annual compensation of $537,000 together with the increased staff related to the acquisition of the assets of Travel Nurse and the building of staff related to NET Healthcare. Occupancy expenses increased $50,000 or 38.2% for the quarter ended September 30, 1998, principally as a result of the acquisition of the assets of Travel Nurse. Professional fees increased $22,000 or 15.0% for the quarter ended September 30, 1998, principally as a result of increased legal fees associated with various corporate and acquisition matters. Other operating expenses increased $52,000 or 9.7% for the quarter ended September 30, 1998 as compared to the previous year, primarily related to the following: (i) increased corporate, investment and service fees of $42,000 and
(ii) increased travel expenses of $15,000. Corporate, investment and service fees and travel expenses increased as a result of the acquisition of the assets of Travel Nurse and the expansion of the business of NET Healthcare.

    TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the quarter ended September 30, 1998 were $531,000 compared to $178,000 for the 1997 comparable period. Interest expense increased $147,000 as a result of the consummation of the Company's private placement of 7% convertible subordinated notes due 2003 and borrowings under a revolving line of credit. Amortization of intangible assets and other non-operating expenses increased $206,000 for the quarter ended September 30, 1998 consistent with the acquisitions as discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    TOTAL REVENUES. Total revenues for the nine months ended September 30, 1998 were $39,208,000 compared to $19,203,000 for the 1997 comparable period, representing a net increase of $20,005,000 or 104.2%. The following table provides a comparison of revenues for the nine months ended September 30, 1998 and 1997 by category:

                                                                                                       PERCENTAGE
                                                                1998           1997       NET CHANGE     CHANGE
                                                            -------------  ------------  ------------  -----------
Net commission income:
  Workers' compensation...................................  $   1,035,000     1,121,000       (86,000)      (7.7%)
  Package.................................................        360,000       378,000       (18,000)      (4.8%)
  Other, net..............................................        128,000       281,000      (153,000)     (54.5%)
                                                            -------------  ------------  ------------  -----------
    Total net commission income...........................      1,523,000     1,780,000      (257,000)     (14.4%)
Premiums earned...........................................     11,681,000     8,038,000     3,643,000       45.3%
Net investment income.....................................      1,336,000     1,104,000       232,000       21.0%
Staffing income...........................................     24,283,000     7,855,000    16,428,000       *
Other income..............................................        385,000       426,000       (41,000)      (9.6%)
                                                            -------------  ------------  ------------  -----------
    Total revenues........................................  $  39,208,000    19,203,000    20,005,000      104.2%
                                                            -------------  ------------  ------------  -----------
                                                            -------------  ------------  ------------  -----------
Workers' compensation:
  Premiums collected......................................  $  11,343,000    11,515,000
                                                            -------------  ------------
                                                            -------------  ------------
  Ratio of net commission income/ Premiums collected......           9.1%          9.7%
                                                            -------------  ------------
                                                            -------------  ------------

------------------------

* The percentage change is insignificant or not meaningful for comparative purposes.

    Workers' compensation commission income decreased $86,000 or 7.7% as a result of an increase in commission expense related to the mix of business produced by brokers. Package commission income decreased $18,000 or 4.8% as a result of a reduction in the business written for Kemper for fast food restaurants. Other net commission income decreased $153,000 or 54.5% as a result of the reduction in volume of audit and small business plan premiums collected. Premiums earned increased $3,643,000 or 45.3% as a result of new business and renewals of prior year business. Net investment income increased $232,000 or 21.0% as a result of premiums received and invested by Preferred Reinsurance and the proceeds received from the sale of the Company's convertible subordinated notes. Staffing income increased $16,428,000 as a result of the acquisition of the assets of Travel Nurse and the increase in business related to NET Healthcare. Other income decreased $41,000, or 9.6% as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1(c) to the consolidated financial statements.

    TOTAL OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 1998 were $36,109,000 compared to $18,261,000 for the 1997 comparable period, representing an increase of $17,848,000 or 97.7%. The following table provides a comparison of total operating expenses for the nine months ended September 30, 1998 and 1997 by category:

                                                                                                       PERCENTAGE
                                                                1998           1997       NET CHANGE     CHANGE
                                                            -------------  ------------  ------------  -----------
Losses and loss adjustment expenses incurred..............  $   6,202,000     4,357,000     1,845,000       42.4%
Amortization of deferred acquisition costs................      3,819,000     2,917,000       902,000       30.9%
Staffing costs............................................     18,989,000     6,382,000    12,607,000       *
Other operating expenses..................................      7,099,000     4,605,000     2,494,000       54.2%
                                                            -------------  ------------  ------------  -----------
  Total operating expenses................................  $  36,109,000    18,261,000    17,848,000       97.7%
                                                            -------------  ------------  ------------  -----------
                                                            -------------  ------------  ------------  -----------

------------------------

* The percentage change is insignificant or not meaningful for comparative purposes.

    Losses and loss adjustment expenses increased $1,845,000 or 42.4% which is consistent with the increase in premiums earned in 1998 as discussed above. For the nine months ended September 30, 1998, the Company's ratio of losses incurred to premiums earned was approximately 53%. Amortization of deferred acquisition costs increased $902,000 or 30.9% which is also consistent with the increase in premiums earned in 1998 as discussed above. For the nine months ended September 30, 1998, the Company's ratio of amortization of deferred acquisition costs to premiums earned was approximately 33%. Staffing costs increased $12,607,000, consistent with the staffing income as discussed above. Other operating expenses increased $2,494,000 or 54.2%. The following table provides a comparison of other operating expenses for the nine months ended September 30, 1998 and 1997 by category:

                                                                                                       PERCENTAGE
                                                                    1998         1997     NET CHANGE     CHANGE
                                                                ------------  ----------  -----------  -----------
Personnel Costs...............................................  $  4,314,000   2,582,000   1,732,000        67.1%
Occupancy Costs...............................................       525,000     336,000     189,000        56.3%
Professional Fees.............................................       501,000     242,000     259,000        *
Other operating expenses......................................     1,759,000   1,445,000     314,000        21.7%
                                                                ------------  ----------  -----------  -----------
  Total operating expenses....................................  $  7,099,000   4,605,000   2,494,000        54.2%
                                                                ------------  ----------  -----------  -----------
                                                                ------------  ----------  -----------  -----------

------------------------

* The percentage change is insignificant or not meaningful for comparative purposes.

    Personnel expenses increased $1,732,000 or 67.1% as a result of the hiring of four marketing employees, one marketing executive, and a controller with aggregate annual compensation of $537,000 together with the increased staff related to the acquisition of the assets of Travel Nurse and the growth in the business of NET Healthcare. Occupancy expenses increased $189,000 or 56.3% principally as a result of the acquisition of Travel Nurse. Professional fees increased $259,000, principally as a result of increased legal and accounting fees associated with various corporate and acquisition matters. Other operating expenses increased $314,000 or 21.7% primarily related to the following: (i) increased insurance expense of $118,000, (ii) increased corporate fees and services of $142,000, and (iii) increased investment and service fees of $105,000. Insurance expense increased as a result of the purchase of additional coverage (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Corporate fees and services and investment and service fees increased as a result of the expansion of the business of NET Healthcare and the acquisition of the assets of Travel Nurse.

    TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the nine months ended September 30, 1998 were $1,229,000 compared to $458,000 for the 1997 comparable period. Interest expense increased $326,000 as a result of a private placement of 7% convertible subordinated notes and borrowings under a revolving line of credit. Amortization of intangible assets and other non-operating expenses increased $445,000, consistent with the acquisitions as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. Historically, our principal source of cash has been the collection of workers' compensation insurance premiums from our insureds. In February 1997, we consummated an initial public offering of 1,725,000 shares of Common Stock (including the underwriters' over-allotment option) and received gross cash proceeds of approximately $12,506,000. In May 1998, we consummated a $10,580,000 private placement of 7% convertible subordinated notes due May 2003.

    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998. Net cash provided by operating activities was $1,385,000 during the three months ended September 30, 1998, a decrease of $412,000. This decrease resulted primarily from a decrease in unearned premiums of $905,000 and an increase in unpaid losses of $462,000. The decrease in unearned premiums is consistent with a decrease in reinsurance premiums receivable of $229,000. The increase in unpaid losses is consistent with the increase in premiums earned during the quarter.

    Cash flows provided by investing activities increased to $1,785,000 for the three months ended September 30, 1998 from $51,000 of cash used for the three months ended September 30, 1997, an increase of $1,836,000. This increase resulted primarily from the sale of short-term investments.

    Cash flows from financing activities for the three months ended September 30, 1998 reflects the repayment of lines of credit of $2,440,000 related to NET Healthcare as discussed in Note 1(d) to our unaudited consolidated financial statements included herein.

    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998. Net cash and investments were $31,591,000 at September 30, 1998 (net of premiums payable of $2,416,000). Net cash provided by operating activities decreased to $2,909,000 in 1998 from $8,837,000 in 1997, a decrease of $5,928,000. This decrease resulted primarily from increases in accounts receivable, deferred acquisition costs and unearned premiums of $9,358,000, $1,774,000 and $4,466,000, respectively. The increase in accounts receivable is primarily associated with the acquisition of the assets of Travel Nurse and the increase in billings by NET Healthcare during the first nine months of 1998 of $2,327,000, an increase of $6,795,000 related to reinsurance premiums receivable, and increase of $236,000 related to commissions receivable. The increase in unearned premiums is consistent with the increase in reinsurance premiums receivable as discussed above.

    Cash flows used in investing activities increased to $11,742,000 for the nine months ended September 30, 1998 from $224,000 for the nine months ended September 30, 1997, an increase of $11,518,000. This increase resulted primarily from the purchase of short-term investments of $6,588,000 and the acquisition of the assets of Travel Nurse for $5 million cash as discussed i n the note 1(b) to our unaudited consolidated financial statements included herein.

    Cash flows from financing activities for the nine months ended September 30, 1998 reflects the net proceeds received from the Company's private placement of convertible subordinated notes of $9,600,000, borrowings under a revolving line of credit of $2 million and repayment of lines of credit related to NET Healthcare of $2,440,000, compared to the net proceeds received from the Company's initial public offering of $10,384,000 and borrowings under a revolving line of credit of $1,182,000 related to NET Healthcare for the comparable period in 1997.

    FINANCINGS. In May 1998, our wholly-owned subsidiary, Preferred Healthcare Staffing, Inc., obtained a $3 million unsecured revolving line of credit from a bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility bear interest at the bank's base rate of interest. Interest under the Credit Facility is due and payable monthly commencing June 2, 1998 and all unpaid principal and interest is due on May 2, 1999. Outstanding borrowings under the Credit Facility are secured by our guarantee. As of September 30, 1998, approximately $2 million was outstanding under borrowings from the Credit Facility, which borrowings bore interest at the rate of 8 1/4% per annum.

    In May 1998, we also consummated a $10,580,000 private placement of 7% convertible subordinated notes due May 2003. The principal amount of the notes is convertible into shares of our common stock, at a conversion price of $9.00 per share, at any time prior to the earlier of May 12, 2003 or ten business days after the receipt of a termination notice (as defined in the notes). The notes generally prohibit or restrict, among other things, our ability to incur liens and indebtedness, make certain fundamental corporate changes and specified investments and conduct certain transactions with affiliates.

    We believe that our existing cash balances and cash flows from activities will be adequate to meet our current operations, including expected capital expenditures, for at least the next twelve months. In connection with our current business strategy, we may seek additional funds through equity and/or debt financings. There can be no assurance that any such additional debt or equity financings will be available to us, or if available, will be on favorable terms to us.

YEAR 2000

    The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. In addition to the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year which may cause similar problems in many systems unless remediated.

    We have developed a plan with respect to evaluating and upgrading our core information technology systems so that they are Year 2000 compliant. Two vendors primarily supply software to us for use in our operations. One vendor supplies the software used by our insurance operations and one vendor supplies the software used by our staffing operations. The vendors have each advised us that the latest upgrades of the software are Year 2000 compliant. By the end of 1998, we intend to implement these software upgrades, and test the upgraded software for Year 2000 compliancy during the first quarter of 1999. The historical and currently projected costs relating to these upgrades and Year 2000 compliance are not material.

    We are in the process of developing a plan with respect to evaluating and upgrading our non-core information technology systems and other systems using embedded technology so that they will be Year 2000 compliant. We expect to complete that plan by the end of 1998 and implement the plan during the first quarter of 1999.

    We also intend to make inquiries of other third parties supplying us with products and services to receive assurances that they are Year 2000 compliant. We believe that we will complete that review by the end of the second quarter of 1999.

    We have not developed a "worst case" scenario with respect to Year 2000 issues. Although we have not done a cost analysis, we believe that no material adverse effect on our business will occur if our non-core technology systems are not Year 2000 compliant. We anticipate that the costs related to such non-compliance, if any, will not be material.

    Although we do not have a Year 2000 contingency plan, we are developing such a plan, which we expect to complete by the end of 1998.

    If we or third parties with which we have relationships were to cease or not successfully complete Year 2000 remediation efforts, we could encounter disruptions to our business. We believe that such disruptions would not have a material adverse effect on our business, financial position and results of operations. However, we could be materially and adversely impacted by widespread economic or financial market disruption, or by Year 2000 computer system failures of third parties, that may generally occur as a result of the Year 2000 problem.

    Certain statements relating to the Year 2000 issue are forward-looking statements and have been made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in the future periods or plans for future periods to differ materially from those described herein as anticipated, believed or estimated.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

    Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its Annual Meeting of Stockholders on September 16, 1998. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 4,114,485 shares or 78% of the eligible outstanding Common Stock of the Company. Four proposals were voted upon by the stockholders. The proposals and the voting results follow:

PROPOSAL 1

    Each of the four persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

                                                        BROKER
                                               ------------------------
        NAME             FOR       WITHHELD     NON-VOTES    ABSTAINS
--------------------  ----------  -----------  -----------  -----------
Jack D. Burstein       4,114,485        None         None         None
Stuart J. Gordon       4,114,485        None         None         None
Mel Harris             4,114,485        None         None         None
Maxwell M. Rabb        4,114,485        None         None         None

PROPOSAL 2

    It was resolved to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $.01, from 10,000,000 to 20,000,000 and Preferred Stock, par value $.01, from 1,000,000 to 2,000,000. The number of votes for, against and abstaining on this proposal was as follows:

                                               BROKER
                                      ------------------------
   FOR        AGAINST      ABSTAIN     NON-VOTES    ABSTAINS
----------  -----------  -----------  -----------  -----------
4,112,485        2,000         None         None         None

PROPOSAL 3

    It was resolved to amend the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock reserved thereunder from 300,000 to 1,000,000. The number of votes for, against and abstaining on this proposal was as follows:

                                             BROKER
                                    ------------------------
   FOR       AGAINST     ABSTAIN     NON-VOTES    ABSTAINS
----------  ---------  -----------  -----------  -----------
3,774,685     337,800       2,000         None         None

PROPOSAL 4

    It was resolved to ratify the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the year ending December 31, 1998. The number of votes for, against and abstaining on this proposal was as follows:

                                               BROKER
                                      ------------------------
   FOR        AGAINST      ABSTAIN     NON-VOTES    ABSTAINS
----------  -----------  -----------  -----------  -----------
4,114,485         None         None         None         None

ITEM 5.  OTHER INFORMATION.

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included unless otherwise indicated:
       27.1 Financial Data Schedule

    (b) Reports on Form 8-K. (i) The Company's Current Report on Form 8-K dated July 10, 1998 (filed on July 28, 1998), and (ii) The Company's Current Report on Form 8-K, dated August 10, 1998, as amended on October 23, 1998 (filed on August 20, 1998 and on October 23, 1998, respectively).

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PREFERRED EMPLOYERS HOLDINGS, INC.
                                (Registrant)

Date: November 16, 1998         By:           /s/ WILLIAM R. DRESBACK
                                     -----------------------------------------
                                                William R. Dresback
                                       Senior Vice President, Chief Financial
                                     Officer and Secretary (duly authorized to
                                         sign on behalf of the Registrant)