Form 10KSB
period 1998-12-31
PREFERRED EMPLOYERS HOLDINGS INC
filed 1999-03-31
CIK 1023695

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

FOR THE YEAR ENDED DECEMBER 31, 1998               COMMISSION FILE NO. 001-12677

                            ------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                 (Name of small business issuer in its charter)

         DELAWARE                   65-0698-779
      (State or other             (I.R.S. Employer
      jurisdiction of           Identification No.)
     incorporation or
       organization)

          10800 BISCAYNE BOULEVARD                                 33161
               MIAMI, FLORIDA                                   (Zip Code)
  (Address of Issuer's principal executive
                  offices)

                                 (305) 893-4040
                          (Issuer's telephone number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for the year ended December 31, 1998 were $54,311,000.

    The aggregate market value of the registrant's voting common equity (I.E., the Common Stock) held by non-affiliates as of March 26, 1999 was $32,801,431, using the closing sale price of $9.5625 per share on such date, as reported by the Nasdaq SmallCap Market-Registered Trademark-.

    The number of outstanding shares of the registrant's Common Stock as of March 26, 1999 was 5,247,085.

    Transitional Small Business Disclosure Format.    Yes / /    No /X/

DOCUMENTS INCORPORATED BY REFERENCE: None.

    A list of Exhibits to this Annual Report on Form 10-KSB begins on Page 31.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
Item 1. Description of Business............................................................................           1
Item 2. Description of Property............................................................................          12
Item 3. Legal Proceedings..................................................................................          12
Item 4. Submission of Matters to a Vote of Security Holders................................................          12

PART II
Item 5. Market for Common Equity and Related Stockholder Matters...........................................          13
Item 6. Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................................................          14
Item 7. Financial Statements...............................................................................          19
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...............          19

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act......................................................................................          20
Item 10. Executive Compensation............................................................................          23
Item 11. Security Ownership of Certain Beneficial Owners and Management....................................          27
Item 12. Certain Relationships and Related Transactions....................................................          29
Item 13. Exhibits and Reports on Form 8-K..................................................................          31

                            ------------------------

    The Company's principal executive offices are located at 10800 Biscayne Boulevard, Miami, Florida 33161, and our telephone number is (305) 893-4040.
                            ------------------------

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-KSB includes forward-looking statements, including statements regarding, among other things, the Company's:

    - anticipated growth strategies, and

    - its intention to introduce new products.

    The Company has based these forward-looking statements largely on its expectations. Forward-looking statements are subject to a number of risks and uncertainties, certain of which are beyond its control. Actual results could differ materially from those anticipated as a result of numerous factors, including among other things: (1) economic, business and competitive conditions in the employee staffing and insurance industry and the economy in general and innovations of new insurance products; (2) the enactment of new laws and regulations, and the amendment of existing laws and regulations which could affect the Company's business; (3) changes in the Company's business strategy or development plan; (4) the Company's ability to obtain financing on acceptable terms when needed; (5) the Company's ability to continue to attract and retain personnel qualified to meet the staffing requirements of clients; and (6) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses.

    The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-KSB might not occur.
                            ------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

    We engage in the following activities:

    - we provide temporary registered nurses and other professional medical personnel primarily to client hospitals;

    - we sell, on behalf of others, business insurance, including workers' compensation, property, liability, casualty, and other types of coverage, and provide risk management services, including cost containment, safety management and claims management services, designed for segments of the franchise industry (particularly fast food restaurants, family-style restaurants and convenience stores); and

    - we provide reinsurance for certain workers' compensation and employer's liability insurance policies we sell.

    EMPLOYEE STAFFING. In March and August of 1998, we acquired businesses providing temporary registered nurses and other professional medical personnel (often referred to as "Travelers") mainly to client hospitals. Travelers serve clients for periods ranging from 8 to 52 weeks and function essentially as permanent hospital staff rather than short-term, supplemental staff. We believe that the ability of Travelers to function as permanent staff improves the continuity and consistency of patient care and reduces our clients' overall administration, orientation and supervisory requirements relating to permanent staff, as well as reducing turnover of their temporary staff.

    INSURANCE. Since 1988, we have been engaged in the sale of insurance products designed to provide clients with cost savings and reduce the time otherwise spent in managing insurance needs and related costs. We offer clients competitive rates and provide risk management services, including cost containment, safety management and claims management programs. We believe that our innovative approach to cost containment helps clients achieve lower claims costs.

    REINSURANCE. In 1997, we began operating as a reinsurer for certain workers' compensation and employer's liability insurance policies sold by us. Although we assume risks associated with being a reinsurer, our reinsurance agreement (i) limits our liability for losses and certain expenses to the first $300,000 per occurrence and (ii) limits our total liability for all coverage to a maximum of 70% of the total premiums written for each underwriting year.

    For the year ended December 31, 1998, the Company's total revenues were $54,311,000 as compared to $27,593,000 for the year ended December 31, 1997, representing a net increase of $26,718,000 and for the year ended December 31, 1997, the Company's total revenues were $27,593,000 as compared to total revenues of $5,955,000 for the year ended December 31, 1996, representing a net increase of $21,638,000. Approximately 63%, 33% and 4%, respectively, of the Company's total revenues for the year ended December 31, 1998 were derived from our staffing, reinsurance captive and general agency businesses and approximately 42%, 49% and 9%, respectively, of the Company's total revenues for the year ended December 31, 1997 were derived from our staffing, reinsurance captive and general agency businesses, respectively.

    UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, (I) THE FINANCIAL STATEMENTS OF THE COMPANY GIVE RETROACTIVE EFFECT TO THE CONSUMMATION OF THE MERGER OF NATIONAL EXPLORERS AND TRAVELERS HEALTHCARE, INC. ("NET HEALTHCARE") WITH AND INTO PREFERRED HEALTHCARE STAFFING, INC., WHICH OCCURRED IN AUGUST 1998 AND WAS ACCOUNTED FOR AS A "POOLING OF INTERESTS" AND (II) THE TERMS THE "COMPANY," OUR "COMPANY" OR WORDS OF SIMILAR IMPORT MEAN PREFERRED EMPLOYERS HOLDINGS, INC., TOGETHER WITH ITS WHOLLY-OWNED SUBSIDIARIES AS
FOLLOWS: PREFERRED EMPLOYERS GROUP, INC., P.E.G. REINSURANCE COMPANY, LTD. AND PREFERRED HEALTHCARE STAFFING, INC.

INDUSTRY OVERVIEW

    EMPLOYEE STAFFING. One of our subsidiaries, Preferred Healthcare Staffing, Inc. ("Preferred Staffing"), is engaged in the employee staffing business. Employee staffing generally is a contractual arrangement through which a business obtains human resources from a firm specializing in these functions. The staffing firm typically provides health, unemployment, and workers' compensation insurance, and other benefits, while the work site employer retains full operational control over the employee's activities. In March and August of 1998, we acquired businesses providing temporary registered nurses and other professional medical personnel, primarily to client hospitals. These Travelers serve clients for periods ranging from 8 to 52 weeks and function essentially as permanent hospital staff rather than short-term, supplemental staff.

    The staffing industry has experienced rapid growth in recent years. Initially thought of as a short-term solution for peak production periods and as a temporary replacement for full-time personnel, the staffing industry is now considered as an effective tool for helping companies manage their investment in human resources. Contract personnel allows companies to expand and contract employee levels based on current needs, thus converting fixed labor costs into controllable variable costs while still maintaining a high degree of employee skill level. Temporary staffing may also reduce costs associated with recruiting and terminating employees. In addition, changing government regulations concerning such matters as employee benefits, health insurance and retirement plans have significantly increased employment costs related to permanent employees. In response, an increasing number of companies are turning to temporary staffing as a method of maintaining high employee skill levels while controlling labor costs.

    The staffing industry is highly competitive and fragmented. The industry is currently experiencing a trend toward consolidation as large companies seek to reduce the number of vendors and look to staffing companies that offer a wider range of services over a broader geographic area. As employers find it more difficult to locate full-time candidates with special skills, they increasingly turn to temporary staffing companies to fill these needs.

    INSURANCE. One of our subsidiaries, Preferred Employers Group, Inc. ("Preferred Group"), sells, on behalf of others, business insurance, including workers' compensation, property, liability, casualty, and other types of business coverage, and provides risk management services, including cost containment, safety management and claims management services, designed for segments of the franchise industry (particularly fast food restaurants, family-style restaurants and convenience stores). All fifty States and the District of Columbia have promulgated statutes, rules and regulations that require employers to provide wage replacement and medical benefits to work accident victims regardless of fault. As a result of these mandates, virtually all employers must either (i) purchase workers' compensation insurance from a private insurance carrier, (ii) obtain coverage from a state managed fund, or
(iii) be self-insured, if permitted, by the state in which the business is conducted.

    We believe that franchises often are the safest segment of a particular industry. Most franchises use standardized operations based upon models with demonstrated success. These businesses typically have standard operating procedures and standard plant and equipment with standardized safety programs. The design and construction of most franchises take into account safety engineering of the workplace. For example, in a fast food restaurant, chairs and tables are set a certain distance apart to allow for adequate walking space, and the cooking equipment used must conform to certain safety standards. The franchisor and the franchisee have a shared interest to maintain safe, clean and uniform environments for their customers and employees. Consequently, we believe that, in general, workers' compensation cost of claims for franchise businesses are lower than non-franchise operations.

    Franchises are often subject to the same workers' compensation premium rating system that the insurance industry uses for any comparable business. As a result, fast food franchise restaurants may pay the same rates as bars and taverns which generally are open until later in the evening, as fine dining restaurants where staff often carry heavy trays, or as "mom and pop" restaurants without safety-engineered facilities or formal safety programs. Although these businesses may be charged the same workers' compensation rates, their claims experience is typically significantly higher. Consequently, we believe most franchise companies in many industries generally suffer premium "redundancy" or an "overcharge" in their insurance premiums. In effect, we believe franchise businesses subsidize the higher workers' compensation claims costs of non-franchise operations. We seek to offer our clients the opportunity to effectively lower their cost of claims.

    REINSURANCE. One of our subsidiaries, P.E.G. Reinsurance Company, Ltd. ("Preferred Reinsurance"), acts as a reinsurer with respect to certain workers' compensation and employer's liability insurance policies sold by us. Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. The two basic types of reinsurance arrangements are treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede, and the reinsurer is obligated to assume, a specified portion of a type or category of risk insured by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer generally assumes all or part of the risk under a single insurance policy.

    Both treaty and facultative reinsurance can be written on either a pro-rata (also known as quota share or proportional) basis or an excess of loss basis. For reinsurance written on a pro-rata basis, the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the ceding company, indemnifies the ceding company against a predetermined portion of the losses and the allocated portion of loss adjustment expenses ("ALAE") of the ceding company under the covered insurance policy or policies. For reinsurance written on an excess of loss basis, the reinsurer generally indemnifies the ceding company against all or a specified portion of losses and ALAE on underlying insurance policies in excess of a specified dollar amount, known as the ceding company's retention or attachment point, subject to a negotiated limit. Preferred Reinsurance is a facultative reinsurance company.

BUSINESS STRATEGY

    We believe that we have substantial opportunities for growth which include leveraging our capabilities and expertise in workers' compensation and risk management in employee staffing and related businesses. In particular, we believe that by combining our existing expertise in insurance matters with strategic acquisitions of employee staffing businesses we can reduce the operating expenses typically associated with these operations and increase the products we offer to our existing clients and staffing employees.

    Our current strategy for growth includes:

    - seeking to enter additional segments of the staffing industry through selective acquisitions of employee staffing operations;

    - utilizing our core competencies to improve the efficiency and profitability of staffing companies we acquire;

    - focusing our employee staffing operations on industry specific segments without regard to geographic boundaries;

    - continuing to capitalize on our business of selling business insurance and providing risk management services to franchise and related companies; and

    - growing our existing insurance business by offering workers' compensation and other business insurance products, along with risk management services, to select industries.

    With regard to our employee staffing business, we are not seeking to become staffing generalists. We are seeking to provide highly compensated professionals to target industries which are not sensitive to significant changes in economic conditions, where professionals serving the industry are more highly compensated, where there is a shortage of technical professionals to fill high demand, where the industry imbalance of supply and demand is expected to continue into the future and where we can manage workers' compensation and healthcare risks at a profitable rate.

PRODUCTS AND SERVICES

    EMPLOYEE STAFFING. In March 1998, we purchased substantially all of the assets of HSSI Travel Nurse Operations, Inc. ("Travel Nurse") for an aggregate purchase price of $5.0 million in cash. In August 1998, we acquired through a "pooling of interests" all of the outstanding capital stock of Net Healthcare for an aggregate of 517,085 shares of our common stock. In October 1998, we merged the two healthcare staffing companies and now the operations of Travel Nurse and Net Healthcare are conducted through Preferred Staffing.

    For the years ended December 31, 1998 and 1997, approximately 63% and 42%, respectively, of our total revenues were derived from our employee staffing operations. Our employee staffing operations provide registered nurses and other professional medical personnel, often referred to as "Travelers," primarily to client hospitals on a contractual basis for periods generally ranging from 8 to 52 weeks, with the average being approximately 17 weeks (standard assignments are usually for durations of thirteen or twenty-six weeks). Generally, clients utilize our Travelers to provide cost effective interim staff to meet predictable fluctuations in staffing requirements. In addition, unlike daily or other very short-term supplemental staff, Travelers generally serve for a long enough period to function essentially as permanent hospital staff. We believe that the ability of Travelers to function essentially as permanent staff improves the continuity and consistency of patient care and reduces the overall administration, orientation and supervisory requirements of the clients' permanent staff. Travelers are typically employed on a full-time basis for the period of each assignment. Each Traveler is generally provided with housing and utilities (or a housing subsidy) while on assignment, travel allowance, and other employee benefits, including malpractice, group health and dental insurance.

    Preferred Staffing currently recruits personnel through its in-house recruiting department. Recruiting methods historically have included national and local advertising, attendance at national and regional conventions, personal and professional referrals and the sponsoring of local seminars in selected cities throughout the United States and Canada.

    As of March 26, 1999, Preferred Staffing had more than 750 nurses, surgical technologists and therapists under contract, providing services to over 300 client hospitals. As of March 26, 1999, Preferred Staffing had approximately 3,000 unfilled requests for Travelers, of which 100 were recently received from the United Kingdom.

    INSURANCE. We provide workers' compensation and business insurance programs and risk management services to segments of the American franchise industry. Our insurance programs are designed specifically to reduce the impact of premium redundancy on franchise businesses while also emphasizing loss control and cost containment. By taking advantage of this business segment's good safety records and by providing risk management services, including loss control, safety management and claims management, we seek to offer our clients the opportunity to effectively lower their cost of claims. We have developed proprietary information and claims analyses systems and custom-designed loss reports which explain the claims procedure and assist client management in seeking to promote safety and control claims expense. For the years ended December 31, 1998 and 1997, respectively, approximately 4% and 9%, respectively, of our total revenues were derived from our insurance business.

    Our insurance programs are custom designed to be offered only through nationally recognized carriers with the highest industry ratings. We work with these carriers to establish competitive rates, while being mindful of the carrier's need to maintain profitability and remain viable in the marketplace. Additionally, we offer services designed to enable our clients to realize savings in their workers' compensation costs while reducing the time required to manage this element of their business. Specifically, we provide clients with potential savings by offering competitive rates and cost containment programs which assist our clients in managing their workers' compensation and other business insurance costs.

    Using early intervention techniques, we seek to limit the number of disputes with injured employees. Through a third-party administrator, we provide our clients with access to national "toll-free" telephone numbers so that their claims can be reported quickly, 24 hours-per-day, seven days-per-week. The third-party administrator has trained medical staff available for four party contact among the claimant, the employer, the adjuster and the treating physician. This process helps to provide prompt and competent medical care for the employee and management of the claim. We believe in the prompt settlement of meritorious claims, but we aggressively advise to defend against non-meritorious claims. We attempt to resolve cases prior to litigation and, if litigation ensues, seek to settle reasonable claims.

    In addition to these cost containing activities, our client services staff seeks to maintain communication with our clients. Our loss control department provides advice to clients on how to control the frequency and severity of claims. We seek to persuade clients that safety is not just an issue of good management, rather it can have a significant impact on the financial success of their businesses.

    We believe we have created a new, innovative, comprehensive and aggressive approach to safety/loss control, blending old and new prevention techniques to develop safety programs specific to each industry we serve. While the primary thrust of our programs is safety for employees and customers, emphasis is also placed on motivating client management to implement safety programs as a means of improving profitability. We conduct workshops to demonstrate the benefits of using our loss control safety programs at no additional cost to our clients. Proprietary, custom-designed loss management information is communicated by mail and telephoned to our clients at no additional cost.

    We believe our safety programs help reduce workers' compensation claims costs. The basic elements of our safety programs, as recommended to our clients, include:

    - a written safety policy with safety rules;

    - regularly scheduled safety meetings;

    - new employee hiring practices and training of new and transferred employees;

    - supervisor responsibility and accountability;

    - a regular self-inspection program administered by identified supervisors;

    - an incentive program that rewards safety awareness;

    - a team safety committee program;

    - a timely accident reporting and investigation program;

    - a monitored record-keeping system for accidents;

    - a policy to implement corrective action for unsafe conditions and acts;
      and

    - a monthly review of programs and their implementation.

    Many states have allowed a reduction in workers' compensation insurance premiums when an employer implements an approved safety program. Our safety programs meet the requirements of most states that have approved safety programs. Such workers' compensation safety program discounts are authorized on a state-by-state basis and, therefore, guidelines are state specific. We deal only with those state programs applicable to the voluntary market, not the assigned risk market. Certain states make safety program discounts available to all insureds while others make them available only to those insureds with high experience modification factors or based on the size of their premium. Some states require state certification of the safety program on a risk-by-risk basis. We evaluate requirements in the states where such discounts are available and provide employers with manuals, record keeping tools and recommendations which assist the employer in obtaining certification.

    REINSURANCE. In December 1996, we formed Preferred Reinsurance under the laws of Bermuda. Preferred Reinsurance acts as the reinsurer with respect to certain workers' compensation and employer's liability insurance policies sold by us. Although Preferred Reinsurance assumes the risks associated with being a reinsurer, its liabilities are limited for losses and certain defined expenses to the first $300,000 per occurrence and its aggregate liability is limited for all coverage to an amount not to exceed 70% of the gross written premiums for each individual underwriting year. The reinsurance arrangements are governed by the terms of a reinsurance agreement between Preferred Reinsurance and insurance companies affiliated with the American International Group of Companies ("AIG"). The reinsurance agreement with Preferred Reinsurance is terminable by either party upon the occurrence of certain events. For the years ended December 31, 1998 and 1997, approximately 33% and 49%, respectively, of our total revenues were derived from our reinsurance business.

    The purchase of excess and aggregate reinsurance from affiliates of AIG and the stated aggregate limit of liability in the reinsurance agreement limits the liability of Preferred Reinsurance for losses and loss adjustment expenses and permits it to quantify its aggregate maximum loss exposure. By contrast, maximum liability under pro-rata or quota share reinsurance contracts can be more difficult to quantify. Quantification of loss exposure is fundamental to the ability of Preferred Reinsurance to manage its losses.

    Pursuant to the terms of the reinsurance agreement, affiliates of AIG are obligated to cede to Preferred Reinsurance 100% of the net written premium less certain expenses and commissions associated with the policies covered thereby. The affiliates retain a commission allowance, which was 27.09% in 1998 and 28.83% in 1997, based on the net written premiums, and Preferred Reinsurance retains the premiums ceded by the AIG affiliates to Preferred Reinsurance together with the risks and potential for underwriting profits associated therewith. Accordingly, we believe that the operations of Preferred Reinsurance provide us with the opportunity to retain the underwriting profitability that was previously retained by affiliates of AIG, while creating a relatively limited risk exposure under the reinsurance agreement.

    Preferred Reinsurance is required to provide affiliates of AIG, as security for the payment of losses, a combination of cash, United States government securities and/or an irrevocable letter of credit in an aggregate amount equal to 51.5% of the net written premiums ceded to Preferred Reinsurance pursuant to the reinsurance agreement less the amount of losses paid. Our results of operations depend, in part, on the income derived from the investment of premiums by Preferred Reinsurance. Increases in interest rates or events or conditions which negatively affect the financial markets or the general economy may result in losses, both realized and unrealized, on our investments.

CUSTOMERS

    EMPLOYEE STAFFING. As of March 26, 1999, active clients of Preferred Staffing consisted of over 300 hospitals and other clients located in approximately 40 states and the U.S. Virgin Islands. Travelers serve both for-profit and not-for-profit entities which range from small rural hospitals to major teaching and research institutions. A typical client is a hospital with approximately 250 beds which is located in or near a major metropolitan area.

    INSURANCE. We market our insurance programs primarily to the franchise industry both directly and through a network of broker/agents. Our customers typically are owners of multiple unit franchises who understand the importance of cost containment and safety features. While we focus our efforts on large, national franchisees operating multiple outlets, we also serve smaller, regional franchise operators.

SALES AND MARKETING

    EMPLOYEE STAFFING. Our subsidiary, Preferred Staffing, currently markets its Travelers program principally through in-house sales personnel. Historically, marketing activities have been conducted primarily by telephone contact, direct mail, attendance at national and regional conventions, seminars, and direct contact with providers of healthcare services. Additionally, we advertise in a variety of local and national media, including the Yellow Pages, local and national newspapers and trade publications. We also have a Web Page on the Internet in order to provide both prospective clients and prospective Travelers with information about our company and our services as well as employment opportunities.

    Preferred Staffing has developed an extensive computer database of available, qualified personnel, which we believe should enhance our ability to match personnel with client needs. To attract qualified personnel, we use sophisticated direct mail techniques followed by calls from our telemarketing teams. Interested prospective Travelers are turned over to professional recruiters to assist them in finding the right assignment to suit their specific goals. Our marketing plan includes a continual review of our clients' anticipated future staffing needs to enable us to respond to changes in their demands. We seek to develop and maintain strong interactive relationships by anticipating and focusing on our clients' needs.

    INSURANCE. Our insurance sales and marketing programs are varied. We engage in multiple targeted direct mail programs each year. These direct mail programs, designed to introduce our products and services to franchise owners and insurance agents, are complimented by extensive telemarketing efforts. We utilize multiple databases of franchises and insurance agents in our direct mail and telemarketing efforts. Our marketing programs identify prospective clients, clients' agents and new agents to represent us.

    Our marketing programs are designed to generate new prospects for both high revenue broker/agents (those whose client bases produce workers' compensation annual premiums in excess of $2 million) as well as smaller broker/agents who operate in small towns. Generally, we target agents that have the ability to produce $300,000 in annualized workers' compensation premiums to receive a contract to represent us.

    Our programs relieve the broker/agent of administrative and claims tasks as we and/or the insurance carrier bills and collects premiums directly from the insured, remits the commission earned to the broker/ agent, deals directly with the insured in connection with any problems experienced by the insured and serves as a clearinghouse, together with the third-party administrator, with respect to reporting, processing, reviewing and evaluating claims. As a result of the foregoing, we believe the broker/agent can earn more revenue by focusing its efforts on selling products. Other benefits provided to the broker/agent include the following:

    - increasing the geographic area in which the broker/agent can generate business;

    - reducing the likelihood of the broker/agent losing larger multiple store and multiple state franchisees because the broker/agent will have many more states in which it is able to write business;

    - providing the broker/agent with the option of offering other property and casualty products to its clients; and

    - providing the broker/agent's clients with the benefit of our loss control and cost containment programs to reduce its clients' losses.

    Client franchisees are provided with a personal client service representative who is knowledgeable and available throughout the work day. A 1-800 "hot line" is also available to reach the manager of client services should any issue need immediate attention. We believe that these client support services distinguish us from our competition.

POLICY RENEWALS

    Client policy renewals are critical to our insurance operations. We seek to maintain favorable renewal rates by (i) providing our clients with quality service, (ii) ensuring that all insurance policy, endorsement and audit documents are distributed to each client on a timely basis, and (iii) ensuring that all documents distributed to clients are complete and accurate. We seek to communicate with each client several times each year in order to maintain a close relationship and learn of any real or perceived problems and concerns on a timely basis. We believe that our quality service is a major factor in our client retention rate, which as of December 31, 1998 was approximately 62%, and as of December 31, 1997 was approximately 70%.

    Our underwriting department reviews prospects to identify risks that appear undesirable from a historical viewpoint and to recognize those prospects dedicated to significant improvement in their loss history, which thereby makes them a valuable addition to our customer base and to a carrier's portfolio. Our underwriting department also evaluates each client for renewal purposes. This evaluation determines whether the particular client is eligible to receive a decrease or other form of modification to its renewal premium. If the client has responded to loss control recommendations and its loss history reflects improvement, a reduction in its renewal premium rate may be implemented. The department also identifies clients whose experience has deteriorated and who have not responded to loss control guidance and recommendations. If the deterioration is significant enough and the client has not demonstrated a sincere commitment to improvement in loss experience, our underwriting department may make a recommendation not to renew the policy.

DATA MANAGEMENT

    EMPLOYEE STAFFING. Our success in the employee staffing business is dependent, in part, upon our ability to effectively and efficiently match skilled personnel with specific customer assignments. As a result of continuous recruiting efforts, we have established an extensive national resume database of prospective Travelers.

    Preferred Staffing's current database contains information on pre-screened personnel classified by skill, experience, and choice and availability for assignments. The database is updated on a regular basis. When called upon to fill an assignment, our recruiters can access this database to match a client's staffing needs with available personnel. Nurses and other medical personnel listed in the database generally do not work exclusively for any one employer. We continuously update our proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, we search our database to identify suitable personnel. Once a prospective Traveler's skills are matched to the specifications, we consider other selection criteria such as availability and geographic preferences to ensure there is a proper fit between a prospective Traveler and the assignment being staffed. The system also allows for the addition of new information as acquired companies and databases are integrated. Our database is protected by a multilevel security system.

    INSURANCE. Our insurance management information systems include, among other things, a central database to keep us abreast of market trends, current premium rates, rate filings, renewal dates and information on our competition. These systems constitute an integral part of our business operations. We utilize the systems to process insurance applications, control the issuance of policies and endorsements, audit medical fees, pay broker/agent commissions, manage claims, provide reports to our clients, provide accounting statements and financial reports, and analyze claims data. We believe these systems give us the ability to write more effective and competitive policies and result in a higher rate of policy renewals.

COMPETITION

    EMPLOYEE STAFFING. The staffing industry is highly competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. We face substantial competition from local and national staffing companies, and certain of our competitors have more established and significantly larger operations and greater financial, marketing, human and other resources. We compete with other staffing companies as well as our clients and other employers for qualified personnel, and we compete with other staffing companies for suitable acquisition candidates. In addition, during any given year a number of our staffing employees may terminate employment with us in order to accept employment with our clients. In the future, we may encounter difficulty in recruiting a sufficient number of staffing employees of the caliber that we are committed to provide to our customers.

    During periods of higher employment, we may incur increased expenses associated with recruiting qualified staffing employees. We believe there is a shortage of, and significant competition for, professional medical personnel who possess the technical skills and expertise necessary to deliver services and that such professionals are likely to remain a limited resource for the foreseeable future. We believe that the availability and quality of candidates, the level of service, the effective monitoring of job performance, and the price of service are the principal elements of competition in the staffing industry. In order to attract staffing candidates, we place emphasis upon our ability to provide long-term placement opportunities, competitive compensation, quality and varied assignments, and scheduling flexibility. In order to meet the challenge of retaining qualified personnel, we provide what we believe to be a competitive benefits package. Our years of expertise in risk management has permitted us to earn a commission in workers' compensation and healthcare benefits, and we are able to reinvest a portion of such commissions into better benefit packages for our staffing employees.

    INSURANCE. The business insurance industry is highly competitive. We compete with other general agents, numerous large insurance companies, managed health care companies, state sponsored insurance pools, risk management consultants and affiliated broker/agents, many of which have significantly larger operations and greater financial, marketing, human and other resources than us. Competitors may have material advantages over us such as with respect to the forms of insurance and services they offer in addition to workers' compensation products and services. Competitive factors include product lines, premium rates, personalized service and effective cost containment measures.

    Consumers of insurance products have traditionally focused on price rather than cost containment. They have come to expect little or no customer service. We believe we can favorably compete by tailoring our products for each niche market, providing quality customer service and, most importantly, providing loss control and cost containment services.

REGULATIONS

    EMPLOYEE STAFFING. We currently conduct our employee staffing business in 42 states, and are subject to regulation by various state agencies pertaining to a wide variety of employment-related laws. Many of these regulations were enacted prior to the emergence of the employee staffing industry and do not specifically address non-traditional employers. While many states do not explicitly regulate staffing providers, a number of states have passed laws that have licensing, registration or compliance requirements for staffing providers, and other states consider enacting similar regulations from time to time.

    Laws regulating the staffing industry vary from state to state. While we believe we are currently qualified to conduct our staffing business in substantially all of the states, there can be no assurance that we will be able to satisfy any new licensing requirements or other applicable regulations of any particular state. In addition, there can be no assurance that we will be able to renew our licenses in the states in which we currently operate upon the expiration of our licenses.

    Numerous Federal and state laws and regulations involving employment matters, benefit plans and taxes affect our operations. Many of these laws (such as the Employee Retirement Income Security Act and Federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as staffing providers, and do not have a uniform definition of "employer." Many of the states in which we operate have not addressed the staffing relationship for purposes of complying with applicable state laws governing the employer/employee relationship. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of staffing companies. If these Federal or state laws are adopted or applied in a manner unfavorable to us, such adoption or application could have a material adverse effect on our results of operations and financial condition.

    In providing staffing services to our clients, we have the obligation to pay the salaries, wages and related benefit costs and payroll taxes of our staffing employees. We pay the (i) salaries and wages for work performed by staffing employees and (ii) payroll withholding taxes, Federal and state unemployment taxes, and taxes due under the Federal Insurance Contributions Act (FICA). We are obligated to make these payments whether or not our clients make timely payment, or if our clients default in their payment to us of staffing revenue owed to us. In the event of substantial client default, there can be no assurance that our ultimate liability for staffing employee payroll and related tax costs will not have a material adverse effect on our results of operations or financial condition.

    INSURANCE. As a general agent, we are subject to the regulations of the various states in which we sell insurance. These regulations vary from state to state, and may include such matters as licensing requirements, bonding requirements, requirements regarding our agreements with insurance carriers for which we act as a general agent, and certain other requirements. Penalties may be imposed for violations of such regulations.

    Under the workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the fifty states and by certain federal laws. Changes in the federal law or state regulations concerning workers' compensation or managed healthcare may create a greater or lesser demand for some or all of our services, or require us to develop new or modified services in order to meet the needs of the marketplace and compete effectively in that marketplace.

    REINSURANCE. Preferred Reinsurance is registered as a Class 3 insurer in Bermuda and, accordingly, is subject to the provisions of the Bermuda Insurance Act of 1978, as amended, and the regulations promulgated thereunder. The Bermuda Insurance Act provides that no person shall carry on insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by Bermuda's Minister of Finance. The Minister of Finance has broad discretion to act in the public's interest. The Minister of Finance is required by the Bermuda Insurance Act to ascertain whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Minister of Finance may impose conditions relating to the writing of certain types of insurance business.

    The Bermuda Insurance Act imposes on Bermuda insurance companies, such as our subsidiary Preferred Reinsurance, solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework include those set forth below:

    - Preferred Reinsurance is required to maintain a principal office in Bermuda and appoint and maintain a principal representative in Bermuda. The Bermuda Insurance Act places a duty on the principal representative to report to the Minister of Finance the occurrence of certain events, including but not limited to, the failure by the insurer for which he or she acts to comply with a condition imposed by the Minister of Finance relating to a solvency margin or a liquidity or other ratio with respect to any other such condition. Without a reason acceptable to the Minister of Finance, Preferred Reinsurance may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' advance notice in writing to the Minister of Finance is given of the intention to do so.

    - Preferred Reinsurance is required to appoint an independent auditor to conduct an annual audit of its statutory-based financial statements.

    - Preferred Reinsurance is required to maintain share capital (the aggregate par value of issued shares) of at least $120,000.

    - Preferred Reinsurance must maintain statutory capital and surplus exceeding the greater of the following three criteria: (a) $1,000,000; (b) 20% of the net premiums where the net premiums in the current financial year do not exceed $6,000,000, or where the net premiums exceed $6,000,000, $1,200,000 plus 15% of the net premiums which exceed $6,000,000 (The net premium is the gross premium after deduction for any premium ceded for reinsurance.); and (c) 15% of reserves for losses and loss expenses.

    - Preferred Reinsurance is required to maintain liquid assets at a level equal to or greater than 75% of its net relevant (insurance) liabilities. For this purpose, liquid assets include cash and time deposits, quoted (publicly traded) investments, unquoted bonds and debentures, mortgage loans backed by first liens on real estate, accrued investment income, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding companies.

    - Preferred Reinsurance is required to obtain the approval of the Minister of Finance before reducing by 15% or more its total statutory capital (comprised of share capital, contributed surplus and any other fixed capital) as set out in its previous year's financial statements.

    - Preferred Reinsurance may declare and pay dividends or make distributions out of contributed surplus or other assets legally available for distribution provided that after the payment of any such dividend or distribution it will continue to maintain the required statutory capital and surplus and liquid assets as summarized above.

    - Preferred Reinsurance is required to have a copy of its statutory financial statements available at its principal office for production to the Registrar of Companies and to file the statutory financial statements and a statutory financial return within four months after the end of each financial year (or such longer period, not exceeding seven months, as the Registrar of Companies, on application, may allow).

    - Preferred Reinsurance is required to include in its annual statutory financial statements the opinion of a loss reserve specialist in respect of its loss and loss adjustment expense reserves.

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

    Under current Bermuda law, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by our company with respect to Preferred Reinsurance. Preferred Reinsurance is not subject to stamp or other similar duty on the issue, transfer or redemption of its shares of common stock.

    We have obtained an assurance from the Minister of Finance under the Exempted Undertakings Tax Protection Act of 1966 that if any legislation is enacted in Bermuda imposing tax on profits or income, or on any capital assets, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 28, 2016, be applicable to us or to our operations, or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda and holding such shares, debentures or other obligations or any real property or leasehold interests in Bermuda owned by us. As an exempted company, we are liable to pay a registration fee in Bermuda based upon our authorized capital and the premium on our issued shares of common stock at a rate not exceeding $25,000 per annum.

    PREMIUM RATE RESTRICTIONS. State regulations governing the workers' compensation system impose restrictions and limitations that affect the business operations of Preferred Reinsurance. State laws regulate what workers' compensation benefits must be paid to injured workers. Additionally, most states must approve the workers' compensation premium rates that may be charged. As a consequence, the ability of Preferred Reinsurance to pay insured workers' compensation claims out of the premium revenue generated from Preferred Reinsurance's assumption of such insurance is dependent on the level of benefits and premium rates approved by the various states. In this regard, it is significant that the state regulatory agency that regulates workers' compensation benefits is often not the same agency that regulates workers' compensation insurance premium rates.

    POSSIBLE FUTURE REGULATIONS. The federal government and several state legislatures have considered and are considering a number of cost containment and health care reform proposals. No assurance can be given that the federal government or any state will not adopt future regulations that could have a material adverse effect on us.

EMPLOYEES

    As of March 26, 1999, we had approximately 856 full-time employees, of whom 6 were executive officers, 20 were managers, 59 were sales personnel and 58 were accounting, clerical, loss control or underwriting staff and approximately 713 were Travelers. Our Travelers do not necessarily work full-time shifts. As the employer of the Travelers, we are responsible for the general payroll expenses and employer's share of social security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other direct labor costs relating to employees. We offer a package of benefits for our Travelers which we believe to be competitive, including housing and utilities (or a housing subsidy), travel allowance, 401(k) retirement plan and malpractice, health and dental insurance. None of our employees are subject to a collective bargaining agreement. We believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

    We lease approximately 16,500 square feet of office space in Miami, Florida for use as our corporate headquarters. Our initial lease term expires in 2002, but we have two five-year renewal options. Preferred Staffing leases premises in Fort Lauderdale, Florida, consisting of approximately 20,000 square feet. The lease will expire in 2005, subject to one five-year renewal option. We anticipate that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We believe that our present facilities are in good condition and are suitable for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various legal proceedings arising in the ordinary course of business. As of March 26, 1999, we are not a party to any legal proceeding which, if adversely determined, would have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of the year ended December 31, 1998, no matters were submitted by the Company to a vote of its stockholders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION. The Company's common stock is currently listed on the Nasdaq SmallCap Market under the trading symbol "PEGI." The Company first listed its common stock on the Nasdaq SmallCap Market in February 1997. During the period from February 1997 to August 1997, the Company's common stock was also listed on the Boston Stock Exchange. The following table sets forth the high and low closing sale prices of its common stock as reported on the Nasdaq SmallCap Market and the Boston Stock Exchange for each calendar quarter commencing in February 1997 through December 31, 1999 (through August 1997 in the case of the Boston Stock Exchange).

                                                                                                 NASDAQ SMALLCAP
                                                                                                      MARKET
                                                                                               --------------------
                                                                                               CLOSING SALE PRICES
                                                                                               --------------------

YEAR                                             PERIOD                                          HIGH        LOW
---------  ----------------------------------------------------------------------------------  ---------  ---------
1997       First Quarter (Commencing February 6, 1997).......................................  $   8.875  $   7.625
           Second Quarter....................................................................      7.703       6.00
           Third Quarter.....................................................................      11.00       7.00
           Fourth Quarter....................................................................      10.75       7.00
1998       First Quarter.....................................................................       8.50       7.00
           Second Quarter....................................................................       9.75       7.62
           Third Quarter.....................................................................       9.25       6.25
           Fourth Quarter....................................................................     10.375       5.00
1999       First Quarter (through March 25, 1999)............................................      11.75       8.50

                                                                                                   BOSTON STOCK
                                                                                                     EXCHANGE
                                                                                               --------------------
                                                                                               CLOSING SALE PRICES
                                                                                               --------------------

YEAR                                             PERIOD                                          HIGH        LOW
---------  ----------------------------------------------------------------------------------  ---------  ---------
1997       First Quarter (Commencing February 6, 1997).......................................  $    8.38  $    7.13
           Second Quarter....................................................................       7.14       6.00
           Third Quarter (Ending August 9, 1997).............................................       7.75       6.50

    As of March 26, 1999, the closing sale price of the Company's common stock on the Nasdaq SmallCap Market was $9.5625 per share. As of March 26, 1999, there were approximately 410 holders of record for our common stock. A high percentage of the Company's common stock held of record is registered in the names of brokerage firms and depositaries.

    DIVIDEND POLICY. The Company has never declared nor paid any cash dividends on its common stock and does not anticipate paying cash dividends in respect of its common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, its earnings (if any), financial condition, cash flows, capital requirements and other relevant considerations, including applicable contractual restrictions and governmental regulations with respect to the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes related thereto contained elsewhere in this Annual Report on Form 10-KSB. In August 1998, the Company consummated the merger of Net Healthcare with and into one of the Company's wholly-owned subsidiaries, and in connection therewith issued 517,085 shares of common stock in exchange for all the outstanding common stock of Net Healthcare. The business combination was accounted for as a "pooling-of-interests" and, accordingly, our consolidated financial statements for applicable periods prior to the combination have been restated to include the accounts and results of operations of NET Healthcare.

GENERAL

    The Company engages in the following activities:

    - it provides temporary registered nurses and other professional medical personnel primarily to client hospitals;

    - it sells, on behalf of others, business insurance, including workers' compensation, property, liability, casualty, and other types of coverage, and provides risk management services, including cost containment, safety management and claims management services, designed for segments of the franchise industry (particularly fast food restaurants, family-style restaurants and convenience stores); and

    - it provides reinsurance for certain workers' compensation and employer's liability insurance policies it sells.

    EMPLOYEE STAFFING. In March and August of 1998, the Company acquired businesses providing temporary registered nurses and other professional medical personnel (often referred to as "Travelers") mainly to client hospitals. Travelers serve clients for periods ranging from 8 to 52 weeks and function essentially as permanent hospital staff rather than short-term, supplemental staff. The Company believes that the ability of Travelers to function as permanent staff improves the continuity and consistency of patient care and reduces its clients' overall administration, orientation and supervisory requirements relating to permanent staff, as well as reducing turnover of their temporary staff.

    Staffing income is recognized at the time the staffing services are provided. In most instances, the staffing company's temporary healthcare professionals are considered employees of the staffing company while under assignment and costs of employment are the responsibility of the staffing company and are included in the accompanying statements of operations.

    INSURANCE. The Company is engaged in the property and casualty insurance business and has conducted business as a general agent on behalf of AIG, General Accident Insurance Company ("General Accident") and the Kemper Insurance Companies ("Kemper") and as a reinsurer for certain workers' compensation insurance policies written by the Company on behalf of affiliates of AIG. Pursuant to our general agency agreements, the Company is authorized to solicit and bind insurance contracts on behalf of the insurers, collect and account for premiums on business it writes, and request cancellation or nonrenewal of any policy it places. The Company receives, as compensation pursuant to the terms of these general agency agreements, gross commissions on its business at rates which range from approximately 5% to 20%. The Company has written workers' compensation insurance since its inception in 1988 and in late 1995 began writing other forms of property and casualty insurance (such other forms of insurance being hereinafter referred to as "Package") for family style and fast food restaurants as a general agent for General Accident. In June 1996, General Accident advised the Company that it would no longer accept Package insurance risks for fast food restaurants. As a result, the Company became a general agent for Kemper during March 1997, through which it wrote Package as well as other forms of property and casualty insurance and workers' compensation insurance. In September 1998, Kemper advised the Company that it would no longer accept Package insurance risks for fast food restaurants but retained its contract with the Company to serve as a program administrator for certain risks.

    REINSURANCE. In December 1996, the Company formed Preferred Reinsurance and entered into a reinsurance agreement with affiliates of AIG pursuant to which Preferred Reinsurance acts as a reinsurer with respect to certain workers' compensation and employer's liability insurance policies in force with policy inception dates as of January 1, 1996 and subsequent which are written by the Company on behalf of affiliates of AIG. Preferred Reinsurance is required to provide affiliates of AIG, as security for the payment of losses, a combination of cash, United States government securities and/or an irrevocable letter of credit in an aggregate amount equal to 51.5% of the net written premiums ceded to Preferred Reinsurance pursuant to the insurance agreement less the amount of losses paid. Preferred Reinsurance receives, as compensation pursuant to the terms of the reinsurance agreement, the related net written premiums less certain program expenses and commissions and the losses paid associated with the business. Although Preferred Reinsurance assumes the risks associated with being a reinsurer, the reinsurance agreement limits the liability of Preferred Reinsurance for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the reinsurance agreement limits the aggregate liability of Preferred Reinsurance for all coverage to an amount not to exceed 70% of the gross written premiums for each individual underwriting year. Because the reinsurance agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the contract and formation of Preferred Reinsurance were accounted for as retroactive reinsurance. The reinsurance agreement with Preferred Reinsurance is terminable by either party upon the occurrence of certain events. In the event the Company's reinsurance agreement is terminated, the Company, in all likelihood, would be materially and adversely affected.

    The Company collects workers' compensation premiums from the insureds and remits the ceding commission (net of its commission) and reinsurance charge to affiliates of AIG and remits the net premium to Preferred Reinsurance. Commission income on workers' compensation business is recognized as income when premiums are collected. Package insurance premiums are principally collected by the insurance carrier. The package insurance carrier remits commissions to us monthly on package premiums it collects. Commission income on package business is recognized as income when premiums are due. Reinsurance premiums received by Preferred Group are earned on a pro-rata basis over the term of the related coverage.

    For the year ended December 31, 1998, the Company's total revenues were $54,311,000 as compared to $27,593,000 for the year ended December 31, 1997, representing a net increase of $26,718,000. For the year ended December 31, 1997, the Company's total revenues were $27,593,000 as compared to total revenues of $5,955,000 for the year ended December 31, 1996, representing a net increase of $21,638,000. For the year ended December 31, 1998, approximately, 63%, 33% and 4% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively. For the year ended December 31, 1997, approximately 42%, 49% and 9% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively.

    Historically, our employee staffing business has been seasonal, with the demand for Travelers being the highest in the first and fourth quarters of the calendar year (September through March), due largely to increased demand particularly during the peak tourist and winter home period in Florida.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    TOTAL REVENUES. Total revenues for the year ended December 31, 1998 were $54,311,000 compared to $27,593,000 for the year ended December 31, 1997, representing a net increase of $26,718,000 or 96.8%.

The following table provides a comparison of revenues for the years ended December 31, 1998 and 1997 by category:

                                                                                             NET       PERCENTAGE
                                                                1998           1997         CHANGE       CHANGE
                                                            -------------  ------------  ------------  -----------
Staffing income...........................................  $  34,462,000    11,594,000    22,868,000       197.2%
Premiums earned...........................................     15,594,000    11,675,000     3,919,000        33.6%
Net commission income:
  Workers' compensation...................................      1,399,000     1,529,000      (130,000)      (8.5)%
  Package.................................................        416,000       483,000       (67,000)     (13.9)%
  Other, net..............................................        148,000       347,000      (199,000)     (57.4)%
                                                            -------------  ------------  ------------  -----------
    Total net commission income...........................      1,963,000     2,359,000      (396,000)     (16.8)%
Net investment income.....................................      1,821,000     1,395,000       426,000        30.5%
Other income..............................................        471,000       570,000       (99,000)     (17.4)%
                                                            -------------  ------------  ------------  -----------
    Total revenues........................................  $  54,311,000    27,593,000    26,718,000        96.8%
                                                            -------------  ------------  ------------  -----------
                                                            -------------  ------------  ------------  -----------
Workers' compensation:
  Premiums collected......................................  $  14,431,000    14,929,000
  Ratio of net commission income/premiums collected.......            9.7%         10.2%

    Staffing income increased $22,868,000 as a result of the acquisition of certain of the assets of Travel Nurse (acquired in March 1998) and the increase in business related to the acquisition of Net Healthcare. Premiums earned increased $3,919,000 or 33.6% for the year ended December 31, 1998 as compared to the prior year as a result of new business and renewals of the prior year business and increased retention. Workers' compensation commission income decreased $130,000 or 8.5% for the year ended December 31, 1998 as compared to the prior year as a result of the decrease in premiums collected of $498,000, which is attributable to the decrease in the workers' compensation book of business. Package commission income decreased $67,000 or 13.9% for the year ended December 31, 1998 as compared to the prior year as a result of a reduction in the business written for fast food restaurants. Other net commission income decreased $199,000 or 57.4% for the year ended December 31, 1998 as compared to the prior year as a result of the reduction in volume of audit and small business plan premiums collected. Net investment income increased $426,000 or 30.5% for the year ended December 31, 1998 as compared to the prior year as a result of premiums received and invested by Preferred Reinsurance and the income earned on the net proceeds received from the sale of the Company's convertible subordinated notes in May 1998. Other income decreased $99,000 or 17.4% as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1(c) to the Company's consolidated financial statements included in this Annual Report.

    TOTAL OPERATING EXPENSES. Total operating expenses for the year ended December 31, 1998 were $50,006,000 compared to $26,111,000 for the 1997 comparable period, representing an increase of $23,895,000 or 91.5%. The following table provides a comparison of total expenses for the years ended December 31, 1998 and 1997 by category:

                                                                                                       PERCENTAGE
                                                                1998           1997       NET CHANGE     CHANGE
                                                            -------------  ------------  ------------  -----------
Staffing costs............................................  $  27,140,000     9,611,000    17,529,000       182.4%
Losses and loss adjustment expenses incurred..............      8,052,000     6,257,000     1,795,000        28.7%
Amortization of deferred acquisition costs................      5,000,000     4,162,000       838,000        20.1%
Other operating expenses..................................      9,814,000     6,081,000     3,733,000        61.4%
                                                            -------------  ------------  ------------       -----
  Total operating expenses................................  $  50,006,000    26,111,000    23,895,000        91.5%
                                                            -------------  ------------  ------------       -----
                                                            -------------  ------------  ------------       -----

    Staffing costs increased $17,529,000 consistent with the increase in staffing revenues for 1998 as discussed above. Losses and loss adjustment expenses increased $1,795,000 or 28.7% which is consistent with the increase in premiums earned in 1998 as discussed above. Amortization of deferred acquisition costs increased $838,000 or 20.1% which is also consistent with the increase in premiums earned in 1998 as discussed above. Other operating expenses increased $3,733,000 or 61.4%. The following table provides a comparison of other operating expenses for the years ended December 31, 1998 and 1997 by category:

                                                                                                       PERCENTAGE
                                                                    1998         1997     NET CHANGE     CHANGE
                                                                ------------  ----------  -----------  -----------
Personnel costs...............................................  $  5,827,000   3,546,000   2,281,000         64.3%
Occupancy costs...............................................       609,000     457,000     152,000         33.3%
Professional fees.............................................       926,000     372,000     554,000        148.9%
Other operating expenses......................................     2,452,000   1,706,000     746,000         43.7%
                                                                ------------  ----------  -----------       -----
  Total other operating expenses..............................  $  9,814,000   6,081,000   3,733,000         61.4%
                                                                ------------  ----------  -----------       -----
                                                                ------------  ----------  -----------       -----

    Personnel expenses increased $2,281,000 or 64.3% as a result of the hiring of four marketing employees, one marketing executive, and three corporate executives with aggregate annual compensation of $537,000 together with the increased staff related to the acquisition of the assets of Travel Nurse and the growth in the business of Net Healthcare. Occupancy expenses increased $152,000 or 33.3% principally as a result of the acquisition of Travel Nurse. Professional fees increased $554,000 principally as a result of increased legal and accounting fees associated with various corporate and acquisition matters. Other operating expenses increased $746,000 or 43.7% primarily related to the following: (i) increased insurance expense of $102,000, (ii) increased corporate fees and services of $225,000, (iii) increased investment and service fees of $120,000, and (iv) increased travel expenses of $124,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Corporate fees and services, travel expenses, and investment and service fees increased as a result of the expansion of the business of Net Healthcare and the acquisition of the assets of Travel Nurse.

    TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the year ended December 31, 1998 were $1,726,000 compared to $664,000 for the 1997 comparable period. Interest expense increased $413,000 as a result of the Company's private placement in May 1998 of 7% convertible subordinated notes in the aggregate principal amount of $10,580,000 and borrowings under a revolving line of credit. Amortization of intangible assets and other non-operating expenses increased $649,000 consistent with the acquisitions as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. Our principal source of cash is the collection of staffing revenues from client hospitals and workers' compensation insurance premiums from our insureds. In February 1997, we consummated an initial public offering of 1,725,000 shares of Common Stock (including the underwriters' over-allotment option) and received gross cash proceeds of approximately $12,506,000. In May 1998, we consummated a $10,580,000 private placement of 7% convertible subordinated notes due May 2003.

    At December 31, 1998, net cash and investments were $32,755,000 (net of premiums payable of $1,703,000). Net cash provided by operating activities decreased to $3,258,000 in 1998 from $10,506,000 in 1997, a decrease of $7,248,000. This decrease resulted primarily from increases in accounts receivable, unpaid losses and loss adjustment and unearned premiums of $10,779,000, $1,863,000 and $2,009,000, respectively. The increase in accounts receivable is primarily associated with the acquisition of certain of the assets of Travel Nurse and the increase in billings by the merged staffing companies during 1998 of $3,350,000, and an increase of $7,399,000 related to reinsurance premiums receivable. The increase in unpaid losses and loss adjustment expenses is consistent with the increase in premiums earned during the year. The increase in unearned premiums is consistent with the increase in reinsurance premiums receivable as discussed above.

    Cash flows used in investing activities decreased to $13,180,000 for the year ended December 31, 1998 from $23,252,000 for the year ended December 31, 1997, a decrease of $10,072,000. This decrease resulted primarily from the reduction of security purchases of $15,223,000 and the acquisition of certain of the assets of Travel Nurse for $5,000,000 in cash as discussed in the Note 1(b) to our consolidated financial statements included in this Annual Report.

    Cash flows from financing activities for the year ended December 31, 1998 reflects the net proceeds received from the Company's private placement of 7% convertible subordinated notes of $9,622,000, borrowings under a revolving line of credit of $2,000,000 and repayment of lines of credit related to Net Healthcare of $2,440,000, compared to the net proceeds received from the Company's initial public offering of $10,384,000 and borrowings under a revolving line of credit of $1,115,000 related to Net Healthcare for the comparable period in 1997.

    FINANCINGS. In May 1998, Preferred Staffing entered into a $3,000,000 unsecured revolving line of credit with a bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility bear interest at the bank's base rate of interest. Interest under the Credit Facility is due and payable monthly and all unpaid principal and interest is due on May 2, 1999. The Company expects to renew the Credit Facility for an additional one year term. Outstanding borrowings under the Credit Facility are secured by our guarantee. As of December 31, 1998, there was approximately $1,850,000 in outstanding borrowings under the Credit Facility, which borrowings bore interest at the rate of 7 3/4% per annum. As of March 29, 1999, outstanding borrowings under the Credit Facility were approximately $1,150,000 and bore interest at the rate of 7 3/4% per annum.

    In May 1998, we also consummated a $10,580,000 private placement of 7% convertible subordinated notes due May 2003. The principal amount of the notes is convertible at the option of the holder into shares of our common stock, at a conversion price of $9.00 per share, at any time prior to the earlier of May 12, 2003 or ten business days after the receipt of a termination notice (as defined in the notes). The notes generally prohibit or restrict, among other things, our ability to incur liens and indebtedness, make certain fundamental corporate changes and specified investments and conduct certain transactions with affiliates.

    We believe that our existing cash balances and cash flows from activities will be adequate to meet our current operations, including expected capital expenditures, for at least the next twelve months. In connection with our current business strategy of making strategic acquisitions, we may seek additional funds through equity and/or debt financings. There can be no assurance that any such additional debt or equity financings will be available to us, or if available, will be on favorable terms to us.

YEAR 2000

    The Year 2000 presents potential concerns for businesses. The consequences of this issue may include system failures and business process interruption. In addition to the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year which may cause similar problems in many systems unless remediated.

    We have developed a plan with respect to evaluating and upgrading our core information technology systems so that they are Year 2000 compliant. Two vendors primarily supply software to us for use in our operations. One vendor supplies the software used by our insurance operations and one vendor supplies the software used by our staffing operations. The vendors have each advised us that the latest upgrades of the software used in our operations are Year 2000 compliant. We intend to implement these software upgrades, and test the upgraded software for Year 2000 compliancy during the first half of 1999. The historical and currently projected costs relating to these upgrades and Year 2000 compliance are not material.

    We are in the process of developing a plan with respect to evaluating and upgrading our non-core information technology systems and other systems using embedded technology so that they will be Year 2000 compliant. We expect to complete and implement that plan during the second quarter of 1999.

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

    Although we do not have a Year 2000 contingency plan, we are developing such a plan, which we expect to complete by the end of the second quarter of 1999.

    If we or third parties with which we have relationships were to cease or not successfully complete Year 2000 remediation efforts, we could encounter disruptions to our business. However, we could be materially and adversely impacted by widespread economic or financial market disruption, or by Year 2000 computer system failures of third parties, that may generally occur as a result of the Year 2000 issues.

    Certain statements relating to the Year 2000 issues are forward-looking statements and have been made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in the future periods or plans for future periods to differ materially from those described herein as anticipated, believed or estimated.

ITEM 7. FINANCIAL STATEMENTS

    The Company's audited consolidated financial statements for the years ended December 31, 1998 and 1997, respectively, are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information, as of March 26, 1999, concerning our directors and executive officers:

NAME                                                       AGE                   POSITIONS WITH OUR COMPANY
-----------------------------------------------------      ---      -----------------------------------------------------

Mel Harris...........................................          58   Chairman of the Board of Directors and Chief
                                                                    Executive Officer

Peter E. Kilissanly..................................          51   President, Chief Operating Officer and Director

D. Mark Olson........................................          50   Executive Vice President

William R. Dresback..................................          51   Senior Vice President and Chief Financial Officer

Jose Menendez........................................          37   Vice President, General Counsel and Assistant
                                                                    Secretary

Nancy Ryan...........................................          43   Vice President and Secretary

Jack D. Burstein.....................................          53   Director

Stuart J. Gordon.....................................          68   Director

Alexander M. Haig, Jr. ..............................          74   Director

Maxwell M. Rabb......................................          88   Director

    The business experience of each of the persons listed above for at least the last five years is as follows:

    MEL HARRIS has been a director of our company since its inception in 1988 and has been our Chairman of the Board of Directors and Chief Executive Officer since April 1993. From May 1998 to January 1999, Mr. Harris served as our President. Mr. Harris served as Vice Chairman of Jardine Insurance Brokers New York, Inc. from February 1992 until January 1994. From 1988 until February 1992, Mr. Harris served as Vice Chairman of Alexander & Alexander of New York, Inc. (a wholly-owned subsidiary of A&A Services, Inc.), a global insurance brokerage organization. Mr. Harris currently serves as President of International Insurance Group, Inc., an insurance brokerage company located in Miami, Florida and New York, New York. Mr. Harris is also a director and shareholder of Strategica Capital Corp., a merchant banking firm ("Strategica Capital"). Mr. Jack D. Burstein, a director of our company, is the President of Strategica Capital. Mr. Harris has agreed to devote such time as is necessary, and in any event no less than 80% of his business time, to the affairs of our company.

    PETER E. KILISSANLY has been President, Chief Operating Officer and a director of our company since January 1999 and has been the President, Chief Executive Officer and a director of Preferred Healthcare Staffing, Inc., a wholly-owned subsidiary of our company, since March 1998. Prior to his employment with Preferred Staffing, from December 1986 to September 1997, Mr. Kilissanly served as President and Chief Operating Officer of Physician Corporation of America. In 1986, he served as Senior Vice President of Corporate Marketing and Communications of Equicor Health Plans. From 1984 to 1986, Mr. Kilissanly served as Senior Vice President of Corporate Marketing and Communications of HCA Health Plans.

    D. MARK OLSON has been an Executive Vice President of our company since January 1999 and has been the President and Chief Executive Officer of Preferred Employers Group, Inc., a wholly-owned subsidiary of our company, since June 1998. Mr. Olson was the Chief Operating Officer of our company from July 1997 to June 1998. Prior to his employment with Preferred Group, from March 1996 to July 1997, Mr. Olson served as President, Chief Executive Officer and a director of PCA Solutions, Inc., a workers' compensation third party administration company. From 1987 to 1993, Mr. Olson served as national director of sales for Kemper Financial Services and later as Chairman, President and Chief Executive Officer of Invest Financial Corporation, a Kemper Financial Services subsidiary. From November 1993 to March 1996, he served as a consultant to several of the nation's largest insurance and asset management companies.

    WILLIAM R. DRESBACK has been our Chief Financial Officer since May 1993 and a Senior Vice President since February 1997. From May 1993 to January 1999, Mr. Dresback was the Secretary of our company. From 1986 to 1992, Mr. Dresback served as Chief Financial Officer of Cobb Partners Financial, Inc. (previously a wholly-owned subsidiary of The Walt Disney Company), a national financial services company primarily involved in the mortgage banking, construction and real estate development businesses. From 1981 to 1986, Mr. Dresback served as Senior Vice President and Chief Financial Officer of International Financial Services, Inc. (a subsidiary of The Torchmark Corporation), an international financial services company primarily involved in the financial planning, life insurance and securities brokerage businesses. From 1969 to 1981, Mr. Dresback was employed by KPMG, LLP where he was responsible for managing the firm's South Florida Insurance Practice.

    JOSE MENENDEZ has been Vice President and General Counsel of our company since joining our company in April 1998. Mr. Menendez was appointed as Assistant Secretary in January 1999. From 1997 to April 1998, Mr. Menendez was Senior Vice President, General Counsel and Secretary of Physician Corporation of America ("PCA") and was responsible for all legal matters of PCA and its subsidiaries. From 1991 to 1997, Mr. Menendez was Vice President of Legal Affairs for PCA.

    NANCY RYAN has been a Vice President of our company since July 1992 and in January 1999 Ms. Ryan was appointed as Secretary. From July 1992 to January 1999, Ms. Ryan was an Assistant Secretary of our company. Ms. Ryan has over 12 years of experience in the commercial insurance industry. Ms. Ryan served as a Vice President of Jardine Insurance Brokers New York, Inc. from February 1992 until January 1994. From 1988 until February 1992, she served as a Vice President of Alexander & Alexander of New York, Inc. (a wholly-owned subsidiary of A&A Services, Inc.), a global insurance brokerage organization. Since 1984, Ms. Ryan has also served as a Vice President of International Insurance Group, Inc. Ms. Ryan has agreed to devote at least 80% of her business time to the affairs of our company.

    JACK D. BURSTEIN has been a director of our company since January 1997. Mr. Burstein has been the Chairman and President of each of Strategica Group, Inc., a merchant bank ("Strategica Group"), and Strategica Capital, an affiliate of Strategica Group and a merchant bank, since 1992. Mr. Harris, the Company's Chairman of the Board and Chief Executive Officer, is a director and shareholder of Strategica Capital. From 1984 to present, Mr. Burstein has served as Chief Executive Officer and President of American Capital Corp., a savings and loan holding corporation, and as Chief Executive Officer of TransCapital Financial Corporation, a savings and loan holding corporation. Prior to such time, Mr. Burstein was a senior partner and employee, respectively, in the accounting firms of Schecter Beame Burstein Price & Co. and Seidman & Seidman.

    STUART J. GORDON has been a director of our company since 1995. Mr. Gordon has been of counsel to the law firm of Duane, Morris and Heckscher since March 1997. From 1989 until March 1997, Mr. Gordon was a partner at the law firm of Metzger, Hollis, Gordon & Alprin. Previously, Mr. Gordon served as the Special Assistant to the Comptroller of the Currency, Deputy Chairman and Treasurer of the United States Senate campaign of Daniel Patrick Moynihan, the First Administrative Assistant and Chief of Staff to Senator Moynihan (in Washington, D.C.) and Deputy Finance Chairman of the presidential campaign of Senator John Glenn. Mr. Gordon was appointed by the Governor of the State of Maryland to the Foster

Care Review Board and served as a member of the Board of Governors of Daytop Village. Mr. Gordon serves as a member of the Board of Advisors of the Independent College Fund of New York.

    ALEXANDER M. HAIG, JR. has been a director of our company since January 1999. Since August 1982, General Haig has been Chairman and President of Worldwide Associates, Inc., a business adviser to both U.S. and foreign companies in connection with international marketing and venture capital activities. From January 1981 until July 1982, General Haig served as Secretary of State of the United States. From December 1979 until January 1981, General Haig was President and Chief Operating Officer of United Technologies Corp. and is currently a senior consultant to such corporation. From 1974 through 1979, General Haig was the Supreme Allied Commander of NATO. Prior to that, he was White House Chief of Staff under the Nixon and Ford Administrations. General Haig currently serves on the Board of Directors of America Online, Inc., Interneuron Pharmaceuticals, Inc., MGM Grand, Inc. and Metro Goldwyn Mayer Inc.

    MAXWELL M. RABB has been a director of our company since January 1997. Mr. Rabb has been of counsel to the law firm of Kramer, Levin, Naftalis & Frankel since 1991 and was a partner in the law firm of Stroock, Stroock & Lavan from 1958 to 1981 and from 1989 to 1991. Mr. Rabb served as the United States Ambassador to Italy from 1981 to 1989. In addition, Mr. Rabb serves as a director of the Sterling National Bank, MIC Industries, Inc., Liberty Cable Company, Inc., Black Hole Technologies, Inc., Data Software and Systems, Inc. and CompuTower.

    All of our directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. All of our officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment with us. See "Executive Compensation--Employment Agreements." There are no family relationships among our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 1998 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

    The following summary compensation table sets forth the aggregate compensation paid to, or earned by, our Chief Executive Officer and each of our four other most highly compensated executive officers for the three years ended December 31, 1998 whose total annual salary and bonus exceeded $100,000 for 1998 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                     ANNUAL COMPENSATION                  ----------------
                                     ---------------------------------------------------     SECURITIES
                                                                          OTHER ANNUAL       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY ($)  BONUS ($)   COMPENSATION ($)  OPTIONS/SARS(#)    COMPENSATION
-----------------------------------  ---------  ----------  ----------  ----------------  ----------------  ---------------
Mel Harris(1)(2)...................       1998  $   50,000          --             --                 --           2,470(6)
  Chairman of the Board and               1997  $  116,729          --             --            275,000             775(6)
    Chief Executive Officer               1996  $   50,000          --             --                 --              --

Peter E. Kilissanly(1)(3)..........       1998  $  100,000          --             --            150,000              --
  President and Chief Operating
    Officer

D. Mark Olson(1)(4)................       1998  $  250,000      50,000             --                 --              --
  Executive Vice President                1997  $  120,000          --             --            150,000              --

William R. Dresback(1).............       1998  $  150,000          --             --             25,000           3,361(7)
  Senior Vice President and               1997  $  150,000          --             --             50,000           1,666(7)
    Chief Financial Officer               1996  $  125,000          --             --                 --             891(7)

Jose Menendez(1)(5)................       1998  $   85,385          --             --             45,000
  Vice President and General
    Counsel

------------------------

(1) In January 1999, Messrs. Harris, Kilissanly, Olson, Dresback and Menendez entered into employment agreements with our company. See "--Employment Agreements."

(2) In July 1997, Mr. Harris voluntarily reduced his salary from $150,000 per annum to $52,000 per annum.

(3) Mr. Kilissanly was appointed as President and Chief Operating Officer of the Company in January 1999 and has been President and Chief Executive Officer of Preferred Staffing since March 1998.

(4) Mr. Olson was appointed Executive Vice President of the Company in January 1999 and has been President and Chief Executive Officer of Preferred Group since June 1998.

(5) Mr. Menendez has been Vice President and General Counsel of the Company since April 1998.

(6) Represents contributions by the Company to its 401(K) plan on behalf of Mr. Harris.

(7) Represents (i) insurance premiums paid by the Company in the amount of $891 for each of 1996, 1997 and 1998 for a term life insurance policy for the benefit of Mr. Dresback and (ii) contributions by the Company to its 401(K) plan on behalf of Mr. Dresback for 1997 and 1998.

                             OPTION GRANTS IN 1998

    The following table sets forth certain information concerning the grant of stock options in 1998 to each of the Named Executive Officers.

                                               NUMBER OF        PERCENTAGE TO TOTAL
                                              SECURITIES          OPTIONS GRANTED
                                              UNDERLYING           TO EMPLOYEES       EXERCISE PRICE
NAME                                        OPTIONS GRANTED           IN 1998            ($/SHARE)     EXPIRATION DATE
----------------------------------------  -------------------  ---------------------  ---------------  ---------------
Mel Harris..............................              --                    --                  --               --
Peter E. Kilissanly(1)..................          75,000                  23.4%          $    8.13          3/30/08
Peter E. Kilissanly(2)..................          75,000                  23.4%          $    8.50          7/22/08
D. Mark Olson...........................              --                    --                  --               --
William R. Dresback(3)..................          25,000                   7.8%          $    8.50          7/22/08
Jose Menendez(4)........................          45,000                  14.1%          $    8.50          7/22/08

------------------------

(1) One-third of such options vest each year beginning on March 30, 1999. The vesting of one-half of such options each year is also subject to the Company meeting certain performance objectives.

(2) One-fifth of such options vest each year beginning on July 22, 1999. The vesting of one-half of such options each year is also subject to the Company meeting certain performance objectives.

(3) One-fifth of such options vest each year beginning on July 22, 1999.

(4) One-fifth of such options vest each year beginning on July 22, 1999.

       AGGREGATE OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES

    The following table sets forth certain information concerning the Named Executive Officers with respect to the number of shares covered by exercisable and unexercisable stock options at December 31, 1998 and the aggregate value of exercisable and unexercisable "in-the-money" options at December 31, 1998. No options were exercised by the Named Executive Officers in 1998.

                                             NUMBER OF SECURITIES
                                            UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                              OPTIONS AT FISCAL        IN-THE MONEY OPTIONS
                                                   YEAR-END           AT FISCAL YEAR-END(1)
NAME                                       EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
-----------------------------------------  ------------------------  ------------------------
Mel Harris...............................        55,000/220,000       $     103,125/$412,500
Peter E. Kilissanly......................            --/150,000                  --/$196,500
D. Mark Olson............................        15,000/120,000       $      39,375/$315,000
William R. Dresback......................         30,000/45,000       $       71,250/$75,625
Jose Menendez............................             --/45,000                   --/$50,625

------------------------

(1) The value of unexercised "in-the-money" options is equal to the difference between the closing sale price of the common stock on the Nasdaq SmallCap Market as of December 31, 1998 ($9.625) and the option exercise price per share, multiplied by the number of shares subject to options.

DIRECTOR COMPENSATION

    Our directors do not receive compensation for their services as directors, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each Board of Directors meeting attended. In addition, all of our directors are eligible for grants of stock options pursuant to the 1996 Stock Option Plan and the Share Escrow Agreement dated February 5, 1997 by and among the Company, Mr. Howard Odzer and the escrow agent named therein (the "Share Escrow Agreement"). See "--Share Escrow Agreement." In 1998, no director other than Mr. Peter Kilissanly, the Company's President and Chief Operating Officer, received options. See "Executive Compensation." However, Mr. Jack Burstein, one of the Company's directors, did receive a warrant to purchase 25,000 shares of common stock in connection with consulting services. See "Certain Relationships and Related Transactions."

    In January 1999, we entered into a three-year consulting agreement with General Alexander M. Haig, Jr. The agreement is subject to automatic one-year extensions upon notice from the Company. Pursuant to the agreement, General Haig is to render consulting services to the Company, including introducing the Company to third parties in connection with potential business relationships. As full compensation for his services, General Haig received options to purchase 100,000 shares of the Company's common stock at an exercise price of $9.25, which options will vest equally over a three-year period beginning January 22, 2000. In addition, in January 1999, the Company granted to General Haig options to purchase 25,000 shares of common stock at an exercise price of $9.25 per share in connection with his services as a director of the Company. One-fifth of such options vest each year beginning on January 22, 2000.

EMPLOYMENT AGREEMENTS

    In January 1999, we entered into a five-year employment agreement with Mr. Harris pursuant to which he agreed to serve as Chairman of our Board of Directors and Chief Executive Officer. The agreement is subject to automatic one-year extensions, unless it is otherwise terminated by either party. Pursuant to the agreement, Mr. Harris is entitled to receive an annual salary of $300,000, reimbursement for all related business expenses and benefits and perquisites similar to those made available to other senior executives. If Mr. Harris' employment with the Company is terminated (i) by the Company without cause (as defined in the agreement) or (ii) by the Company without cause or by Mr. Harris for good reason (as defined in the agreement) within 6 months following a change of control (as defined in the agreement), then the Company shall pay to Mr. Harris (x) in a lump sum his base salary at the rate then in effect for the remainder of the term (or for 90 days whichever is greater) plus
(y) on an annual basis for the remainder of the term the amount of bonus he would have been entitled to receive under the Company's Executive Bonus Compensation Plan (the "Bonus Plan") as if he were still employed by the Company on the date of determination. In addition, all options granted to Mr. Harris by the Company automatically vest upon a change of control, whether or not Mr. Harris is terminated. Mr. Harris has agreed to devote such time as is necessary, and in any event no less than 80% of his business time, to the affairs of our company. The agreement contains, among other things, customary non-compete and non-solicitation provisions.

    In January 1999, we entered into one-year employment agreements with Mr. Kilissanly, Mr. Olson, Mr. Dresback, Mr. Menendez and Ms. Ryan. Pursuant to the agreements, Mr. Kilissanly agreed to serve as our President and Chief Operating Officer (and President and Chief Executive Officer of Preferred Staffing) for a salary of $275,000 per annum, Mr. Olson agreed to serve as our Executive Vice President (and President and Chief Executive Officer of Preferred Group) for a salary of $250,000 per annum, Mr. Dresback agreed to serve as our Senior Vice President and Chief Financial Officer for a salary of $175,000 per annum, Mr. Menendez agreed to serve as our Vice President, General Counsel and Assistant Secretary for a salary of $135,000 per annum and Ms. Ryan agreed to serve as our Vice President and Secretary for a salary of $90,000 per annum.

    The agreements are subject to automatic one-year extensions, unless they are otherwise terminated by either party. All of the executives are entitled to receive benefits similar to benefits made available to our other senior executives and reimbursement for all related business expenses. If their employment with the Company is terminated (i) by the Company without cause (as defined in the agreement) or (ii) by the Company without cause or by the officer for good reason (as defined in the agreement) within 6 months following a change of control (as defined in the agreement), then the Company shall pay to the officer (x) in a lump sum his or her base salary at the rate then in effect for the remainder of the term (or for 90 days whichever is greater) plus (y) the amount of bonus he or she would have been entitled to under the Bonus Plan as if he or she were still employed by the Company on the date of determination on a pro-rata basis. In addition, all options granted to the officer by the Company automatically vest upon a change of control, whether or not the officer is terminated. The agreement contains, among other things, customary non-compete and non-solicitation provisions.

EXECUTIVE BONUS COMPENSATION PLAN

    In January 1999, the Company adopted an Executive Bonus Compensation Plan (the "Bonus Plan") pursuant to which key management employees of the Company, who are recommended by the Company's Chief Executive Officer and approved by the Compensation Committee of the Board of Directors (the "Committee"), are eligible to receive a bonus based upon the Company's operating results. The Bonus Plan will be in effect each fiscal year beginning with the fiscal year ending December 31, 1999, and will continue until it is otherwise terminated by the Board of Directors. Pursuant to the Bonus Plan, the Chief Executive Officer of the Company will recommend to the Committee on an annual basis those employees of the Company who should be entitled to participate in the Bonus Plan and each participant's percentage allocation of the "bonus pool." Individuals who are then approved by the Committee will receive an award based on an amount of the percentage of the "bonus pool" approved by the Committee for each participant. No individual award to any participant may exceed two times the individual's base compensation. Pursuant to the Bonus Plan, the "bonus pool" will be an amount equal to 25% of the amount by which the Company's consolidated pre-tax profits in a fiscal year exceeds the Company's budgeted consolidated pre-tax profits for such fiscal year; provided, however, that $200,000 will be contributed to the "bonus pool" in each fiscal year in which the Bonus Plan is maintained if the Company's consolidated pre-tax profits in such fiscal year equals 80% or more of the Company's budgeted consolidated pre-tax profits for such fiscal year. Pursuant to the Bonus Plan, for the fiscal year ending December 31, 1999, Messrs. Harris, Kilissanly, Olson, Dresback and Menendez will receive 25%, 22.5%, 20%, 17.5% and 15%, respectively, of the "bonus pool."

1996 EMPLOYEE STOCK OPTION PLAN

    In 1997, the Company adopted the 1996 Stock Option Plan (the "Plan"). The Plan provides for the grant to participants (including our officers and directors) of options to purchase shares of our common stock. In September 1998, we increased the total number of shares of common stock reserved for issuance under the Plan, upon the exercise of stock options granted or which may be granted, from 300,000 to 1,000,000 shares.

    The Plan may be administered by the Board of Directors or the Compensation Committee (the "Committee"). The Committee has the discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the Plan. Options granted under the Plan may or may not be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, depending upon the terms established by the Committee at the time of grant, but the exercise price of options granted as incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value if the grant is an incentive stock option to an employee who owns more than 10% of the outstanding voting power of our company). Incentive stock options may not be exercised after 10 years from the grant date (five years if the grant is an incentive stock option to an employee who owns more than 10% of the outstanding voting power of our company). Options granted under the Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors, or administrators in the event of death. Under the Plan, shares subject to cancelled or terminated options may be available for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment under the Plan in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. As of March 26, 1999, options to purchase an aggregate of 978,000 shares of common stock were outstanding under the Plan.

SHARE ESCROW AGREEMENT

    Pursuant to the Share Escrow Agreement by and among Mr. Howard Odzer, the escrow agent, and our company, Mr. Odzer placed 300,000 shares of common stock beneficially owned by him in escrow for issuance upon the exercise of stock options granted to certain executives, officers and directors of the Company as designated by the Compensation Committee, in its sole discretion (the "Escrow Options"). Mr. Odzer will receive all proceeds from any exercise of the Escrow Options. The Escrow Options expire in February 2002. After such date, the balance of the shares of common stock held in escrow pursuant to the Share Escrow Agreement, if any, shall revert to Mr. Odzer. As of March 26, 1999, options to purchase an aggregate of 300,000 shares of common stock were outstanding under the Share Escrow Agreement. See "Certain Relationships and Related Transactions."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of March 26, 1999 with respect to the beneficial ownership of (i) any person known to us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of the Named Executive Officers (I.E., those officers named in the Summary Compensation Table of this Annual Report under the heading "Executive Compensation") and (iv) all of our directors and executive officers as a group (10 persons).

NAME AND ADDRESS OF BENEFICIAL OWNER                   NUMBER OF SHARES(2)   PERCENT OF CLASS(2)
-----------------------------------------------------  -------------------  ---------------------
Mel Harris(1)(3).....................................        1,871,470                 35.3%
Howard Odzer(4)......................................          711,765                 13.6%
Peter E. Kilissanly(1)(5)............................          103,177                  2.0%
D. Mark Olson(6).....................................           15,000                    *
William R. Dresback(1)(7)............................           40,000                    *
Jose Menendez(1).....................................               --                   --
Jack D. Burstein(8)..................................           35,000                    *
Stuart J. Gordon(9)..................................           10,000                    *
Alexander M. Haig, Jr.(10)...........................          --                         *
Maxwell M. Rabb(11)..................................           10,000                    *
All directors and executive officers as a group (10
  persons)(12).......................................        2,125,647                 39.0%

------------------------

*   Less than 1%.

(1) The business address of each such person is Preferred Employers Holdings, Inc., 10800 Biscayne Boulevard, Miami, Florida 33161.

(2) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty days from the date of determination upon the exercise of warrants or options. Each beneficial owner's number of shares and percentage ownership as set forth above is determined by assuming that options or warrants that are held by such person (but not those held by any other person) which are exercisable within sixty days from the date listed above have been exercised. See "Certain Relationships and Related Transactions."

(3) Includes (i) 1,340,000 shares held of record by Mr. Harris, (ii) 300,000 shares over which Mr. Harris has shared investment and voting power subject to the Share Escrow Agreement by and among the Company, Mr. Odzer and the escrow agent, (iii) 88,235 shares held of record by Francine Harris, the wife of Mr. Harris, (iv) 88,235 shares held of record by Ms. Harris, as custodian for Jamie Jo Harris, the daughter of Mr. and Ms. Harris, and (v) options to purchase 55,000 shares of common stock issued pursuant to the 1996 Stock Option Plan which are exercisable within 60 days of March 26, 1999. Mr. Harris may be deemed to have voting control over such shares and may be deemed to be the beneficial owner thereof. Mr. Harris disclaims beneficial ownership of (a) 88,235 shares held of record by Ms. Harris, and (b) 88,235 shares held of record by Ms. Harris, as custodian for Jamie Jo Harris. Does not include options to purchase 220,000 shares of common stock which vest over a three year period ending August 2002 pursuant to our 1996 Stock Option Plan. The Compensation Committee of our Board of Directors has investment and voting power over the 300,000 shares placed in escrow under the Share Escrow Agreement. Mr. Harris is a member of the Compensation Committee. See "Certain Relationships and Related Transactions."

(4) Of the 711,765 shares held of record by Mr. Odzer, 300,000 shares have been placed in escrow pursuant to the terms of the Share Escrow Agreement. The Compensation Committee of our Board of Directors has investment and voting power over the 300,000 shares placed in escrow under the Share Escrow Agreement. Mr. Harris is a member of the Compensation Committee. See "Certain Relationships and Related Transactions." Effective May 30, 1998, Mr. Odzer resigned from his positions as President of Preferred Group and a director of our company. Mr. Odzer's address is 1399 N.E. 103rd Street, Miami Shores, Florida 33138.

(5) Assumes conversion of the outstanding principal balance of $700,000 pursuant to the Company's 7% Convertible Subordinated Note due May 2003 issued to Mr. Kilissanly in May 1998. Includes (i) 100 shares held of record by Ms. Odalys Kilissanly, the wife of Mr. Kilissanly, (ii) 100 shares held of record by Ms. Kilissanly, as custodian for Anthony Kilissanly, the minor son of Mr. and Ms. Kilissanly, (iii) 100 shares held of record by Ms. Kilissanly, as custodian for Megan Kilissanly, the minor daughter of Mr. and Ms. Kilissanly, (iv) 100 shares held of record by Ms. Kilissanly, as custodian for Lauren Ibarria, the minor daughter of Mr. Kilissanly and (iv) options to purchase 25,000 shares of common stock. Does not include (i) options to purchase an additional 50,000 shares of the Company's common stock, pursuant to the Company's 1996 Stock Option Plan, at an exercise price of $8.13 per share, vesting equally over a period of two years beginning on March 30, 2000 and (ii) options to purchase 75,000 shares of the Company's common stock, pursuant to the Company's 1996 Stock Option Plan, at an exercise price of $8.50 per share, vesting equally over a period of five years beginning on July 22, 1999. Pursuant to each option agreement, options to purchase one-half of the number of shares in each year are subject to the Company meeting 80% of its budgeted pre-tax profits in each year.

(6) Includes options to purchase 15,000 shares of common stock which vested on July 7, 1998. Does not include: (i) options to purchase 34,875 shares of the Company's common stock pursuant to the Company's 1996 Stock Option Plan, at an exercise price of $7.00 per share, of which options to purchase 2,625, 2,250, 15,000 and 15,000 shares of common stock will vest on July 7, 1999, 2000, 2001 and 2002, respectively (one-half of the number of shares covered by such option in each year are also subject to the Company meeting 80% of its budgeted pre-tax profits in such year); (ii) options to purchase 34,875 shares of the Company's common stock pursuant to the Company's 1996 Stock Option Plan, at an exercise price of $7.00 per share, of which options to purchase 2,625, 2,250, 15,000 and 15,000 shares, respectively, will vest on each of July 7, 1999, 2000, 2001 and 2002, respectively; (iii) options to purchase 25,125 shares of common stock, pursuant to the Share Escrow Agreement, at an exercise price of $7.00 per share, of which options to purchase 12,375 and 12,750 shares of the Company's common stock will vest on July 7, 1999 and July 7, 2000, respectively (one-half of the number of shares covered by such year are also subject to the Company's meeting 80% of its budgeted pre-tax profits in each year); (iv) options to purchase 25,000 shares of common stock pursuant to the Share Escrow Agreement, at an exercise price of $7.00 per share, of which options to purchase 12,375 shares of common stock will vest on July 7, 1999 and options to purchase 12,750 shares of common stock will vest on July 7, 2000 and (v) options to purchase 15,000 shares of the Company's common stock pursuant to the Company's 1996 Stock Option Plan at an exercise price of $7.00 per share, of which options to purchase 7,500 will vest on January 22, 2000 and on January 21, 2001, respectively, subject to the Company meeting 80% of its budgeted pre-tax profits in each year.

(7) Represents (a) options to purchase 20,000 shares of common stock issued pursuant to our 1996 Stock Option Plan and (b) options to purchase 20,000 shares of common stock issued pursuant to the Share Escrow Agreement, all exercisable within 60 days of March 26, 1999. Does not include (a) options to purchase 5,000 shares of common stock pursuant to the Company's 1996 Stock Option Plan which vest in February 2000, (b) options to purchase 5,000 shares of common stock pursuant to the Share Escrow Agreement which vest in February 2000 and (c) options to purchase 25,000 shares of common stock which were granted in July 1998 and vest over a five year period commencing July 1999 and ending July 2003 pursuant to the Company's 1996 Stock Option Plan.

(8) Represents (a) options to purchase 5,000 shares of common stock issued pursuant to our 1996 Stock Option Plan, (b) options to purchase 5,000 shares of common stock issued pursuant to the Share Escrow Agreement and (c) warrants to purchase an aggregate of 25,000 shares of common stock issued to Strategica Group, all exercisable within 60 days of March 26, 1999. Mr. Burstein's business address is c/o Strategica Capital Corp., 1221 Brickell Avenue, Suite 2600, Miami, Florida 33131. See "Certain Relationships and Related Transactions."

(9) Represents (a) options to purchase 5,000 shares of common stock issued pursuant to our 1996 Stock Option Plan and (b) options to purchase 5,000 shares of common stock issued pursuant to the Share Escrow Agreement, all exercisable within 60 days of March 26, 1999. Mr. Gordon's business address is c/o Duane Morris and Heckscher, 1667 K Street, Suite 700, Washington D.C. 20006.

(10) Does not include (i) options to purchase 100,000 shares of the Company's common stock, pursuant to the Company's 1996 Stock Option Plan, at an exercise price of $9.25 per share, vesting equally over a period of three years beginning on January 22, 2000, and (ii) options to purchase 25,000 shares of Common Stock, pursuant to the Company's 1996 Stock Option Plan, at an exercise price of $9.25 per share, vesting equally over a period of five years beginning on January 22, 2000. The options to purchase 100,000 shares of common stock were granted to General Haig in connection with his consulting services to the Company. The options to purchase 25,000 shares of common stock were granted to General Haig in connection with his services as a director of the Company. See "Executive Compensation." General Haig's business address is World Wide Associates, Inc., 1155 15th Street, N.W., Suite 800, Washington, D.C. 20005.

(11) Represents (a) options to purchase 5,000 shares of common stock issued pursuant to our 1996 Stock Option Plan and (b) options to purchase 5,000 shares of common stock issued pursuant to the Share Escrow Agreement, all exercisable within 60 days of March 26, 1999. Mr. Rabb's business address is c/o Kramer, Levin, Naftalis & Frankel, 919 3rd Avenue, 40th Floor, New York, New York 10022.

(12) Includes the beneficial ownership of shares of common stock by all directors and executive officers named in this table, including shares subject to options and warrants as specified above. Also includes 25,000 shares owned by Ms. Nancy Ryan, and options to purchase 16,000 shares issued to Ms. Ryan pursuant to the 1996 Stock Option Plan and the Share Escrow Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    STRATEGICA. Mr. Burstein, a director of our company, is the Chairman and President of Strategica Group and Strategica Capital. Mr. Harris, the Chairman of the Board and Chief Executive Officer of our company, is a director and shareholder of Strategica Capital, an affiliate of Strategica Group. In March 1997, we paid Strategica Group a fee of $50,000 as compensation for its financial advisory and planning services provided in connection with our initial public offering of 1,725,000 shares of common stock (which was consummated in February 1997). In April 1998, we paid Strategica Group a fee of $150,000 as compensation for its financial advisory and planning services provided in connection with the acquisition of substantially all of the assets used or pertaining to the business of Travel Nurse. In August 1998, we paid Strategica Group a fee of $148,000 in connection with services provided to us relating to the acquisition of the outstanding capital stock of Net Healthcare. In July 1998, we issued Strategica Group a warrant to purchase an aggregate of 25,000 shares of common stock at an exercise price of $7.88 per share for consulting services. The warrant expires on June 30, 2003. The warrant has standard anti-dilution and adjustment provisions.

    EXCHANGE. In February 1997, the then existing stockholders (the "Exchanging Stockholders") of Preferred Group, a corporation which conducted certain of our insurance operations, effected a recapitalization whereby we exchanged 17,647.06 shares of common stock for each share of common stock of Preferred Group held by the Exchanging Stockholders (the "Exchange"). As a result of the Exchange, Preferred Group became a wholly-owned subsidiary of our company. Pursuant to the Exchange, Mr. Harris, Mr. Odzer (the former President of Preferred Group) and Ms. Ryan, a Vice President and Secretary of our company, received 1,450,000, 1,111,765 and 25,000 shares of common stock, respectively.

    SHAREHOLDERS' AGREEMENT. In February 1997, our company, Mr. Harris and Mr. Odzer entered into a Shareholders Agreement which provided for certain arrangements regarding restrictions on the transferability of shares owned by them (or by members of their respective families) and other matters. Under the Shareholders Agreement, the parties agreed to rights of first refusal under certain circumstances with respect to the disposition of shares of common stock held by Messrs. Harris and Odzer, and certain registration and indemnification rights. The Shareholders Agreement also reaffirmed the irrevocable proxy granted to Mr. Harris to vote all of the shares held of record by Mr. Odzer, which was granted by Mr. Odzer to Mr. Harris in May 1995. Under the Shareholders Agreement, the proxy would expire when Mr. Odzer owned less than fifteen percent of the outstanding common stock of our company. As of March 26, 1999, Mr. Odzer owned approximately 13.6% of the outstanding common stock of our company, and accordingly, the proxy and certain sections of the Shareholders Agreement have been terminated, and other provisions of the Shareholders Agreement will expire on May 30, 2004.

    SHARE ESCROW AGREEMENT. Pursuant to a Share Escrow Agreement dated February 5, 1997, Mr. Odzer placed 300,000 shares of our common stock beneficially owned by him in escrow for issuance upon the exercise of stock options granted to certain directors, executives and other officers of our company, as designated by the Compensation Committee. As of March 26, 1999, options to purchase an aggregate of 300,000 shares of common stock were outstanding under the Share Escrow Agreement. See "Executive Compensation."

    IIG. In January 1996, we entered into a Cost Sharing Agreement with International Insurance Group, Inc. ("IIG"), pursuant to which we provide office space, equipment and other administrative services to IIG. IIG is an insurance brokerage company which is wholly-owned by Mr. Harris, the Chairman of the Board and Chief Executive Officer of our company. Under the Cost Sharing Agreement, we are entitled to receive from IIG approximately $9,300 per month for rendering such services. Prior to January 1996, we provided these services without reimbursement.

    CONVERTIBLE NOTES. In May 1998, Mr. Kilissanly, the Company's President and Chief Operating Officer, purchased a 7% Convertible Subordinated Note due May 2003 in the aggregate principal amount of $700,000.

    We are also a party to certain employment, stock option and other arrangements with our directors and executive officers. See "Executive Compensation."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    Unless otherwise indicated, the following is a list of Exhibits filed as a part of this Annual Report on Form 10-KSB:

  EXHIBITS                                        DESCRIPTION OF DOCUMENT                                          PAGE
-----------  -------------------------------------------------------------------------------------------------     -----

       3.1   Certificate of Incorporation of Preferred (Incorporated herein by reference to Exhibit 3.1 to
             Preferred's Registration Statement on Form SB-2, No. 333-14103).

       3.2   By-Laws of Preferred (Incorporated herein by reference to Exhibit 3.2 to Preferred's Registration
             Statement on Form SB-2, No. 333-14103).

       4.1   Form of Representative Warrants (Incorporated herein by reference to Exhibit 4.1 to Preferred's
             Registration Statement on Form SB-2, No. 333-14103).

       4.2   Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.2 to Preferred's
             Registration Statement on Form SB-2, No. 333-14103).

       4.3   Form of 7% Convertible Subordinated Note (Incorporated herein by reference to Exhibit 4.1 to
             Preferred's Current Report on Form 8-K, dated May 4, 1998 (filed on June 2, 1998)).

       4.4   Form of Agent's Warrant (Incorporated herein by reference to Exhibit 4.2 to Preferred's Current
             Report on Form 8-K, dated May 4, 1998 (filed on June 2, 1998)).

      10.1   Form of Preferred's 1996 Employee Stock Option Agreement (Incorporated herein by reference to
             Exhibit 10.1 to Preferred's Registration Statement on Form SB-2, No. 333-14103).

      10.2   Form of Share Escrow Agreement among Preferred, Baer Marks & Upham LLP and Howard Odzer together with the Letter Agreement Regarding Additional Terms (Incorporated herein by reference to Exhibit
             10.2 to Preferred's Registration Statement on Form SB-2, No. 333-14103).

      10.3   Employment Agreement, dated May 15, 1995, between Preferred and Howard Odzer (Incorporated herein by reference to Exhibit 10.3 to Preferred's Registration Statement on Form SB-2, No. 333-14103).

      10.4   Form of Employment Agreement between Preferred and Mel Harris (Incorporated herein by reference to Exhibit 10.4 to Preferred's Registration Statement on Form SB-2, No. 333-14103).

      10.5   Letter dated October 21, 1996, from Preferred to New Hampshire Insurance Company regarding the
             Reinsurance Agreement among P.E.G. Reinsurance Company, Ltd., The Insurance Company of the State
             of Pennsylvania and other AIG Affiliates and Form of Reinsurance Agreement (Incorporated herein by reference to Exhibit 10.5 to Preferred's Registration Statement on Form SB-2, No. 333- 14103).

      10.6   Office Space Lease Agreement, dated August 1, 1994, between Preferred and K/B Opportunity Fund I,
             LP and PEGI (Incorporated herein by reference to Exhibit 10.6 to Preferred's Registration
             Statement on Form SB-2, No. 333-14103).

      10.7   Form of Advisory Services Letter Agreement between Preferred and the Representative (Incorporated herein by reference to Exhibit 10.7 to Preferred's Registration Statement on Form SB-2, No.
             333-14103).

  EXHIBITS                                        DESCRIPTION OF DOCUMENT                                          PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
      10.8   Stock Repurchase Agreement dated as of May 15, 1995, among Preferred, Howard Odzer and Ronald
             Rothstein (Incorporated herein by reference to Exhibit 10.8 to Preferred's Registration Statement
             on Form SB-2, No. 333-14103).

      10.9   Cost Sharing Agreement dated January 3, 1996, between Preferred and International Insurance
             Group, Inc. (Incorporated herein by reference to Exhibit 10.9 to Preferred's Registration
             Statement on Form SB-2, No. 333-14103).

     10.10   Form of Share Exchange Agreement among Preferred and certain stockholders of PEGI listed therein
             (Incorporated herein by reference to Exhibit 10.10 to Preferred's Registration Statement on Form
             SB-2, No. 333-14103).

     10.11   Amended and Restated Shareholders Agreement dated as of May 15, 1995, among Preferred, Howard
             Odzer and Mel Harris (Incorporated herein by reference to Exhibit 10.11 to Preferred's
             Registration Statement on Form SB-2, No. 333- 14103).

     10.12   Form of Employment Agreement between Preferred and Howard Odzer (Incorporated herein by reference to Exhibit 10.12 to Preferred's Registration Statement on Form SB-2, No. 333-14103).

     10.13   Agency Agreement dated September 1, 1994, among Preferred, General Accident Insurance Company of
             America ("GAIC") and certain affiliates of GAIC (Incorporated herein by reference to Exhibit
             10.13 to Preferred's Registration Statement on Form SB-2, No. 333-14103).

     10.14   General Agency Agreement dated January 1, 1993, among Preferred, The Insurance Company of the
             State of Pennsylvania and certain affiliates of AIG (Incorporated herein by reference to Exhibit
             10.14 to Preferred's Registration Statement on Form SB-2, No. 333-14103).

     10.15   Preferred's 1996 Stock Option Plan (Incorporated by reference to Preferred's Annual Report on form 10-KSB for the year ended December 31, 1997).

     10.16   Employment Agreement dated July 7, 1997, between Preferred and D. Mark Olson (Incorporated herein by reference to Preferred's Current Report on Form 8-K, dated July 7, 1997 (filed on July 9,
             1997)).

     10.17   Asset Purchase Agreement dated as of January 21, 1998, among HSSI Travel Nurse Operations, Inc.,
             Hospital Staffing Services, Inc. and Preferred Employers Acquisition Corp. (Incorporated herein by reference to Preferred's Current Report on Form 8-K, dated March 6, 1998 (filed on March 16,
             1998)).

     10.18   Shareholders Agreement dated as of February 11, 1997, among Preferred, Howard Odzer and Mel
             Harris (Incorporated hereby by reference to the Company's Annual Report on Form 10-KSB/A No. 1
             for the year ended December 31, 1997).

     10.19   Loan Agreement, dated May 4, 1998, between Preferred Healthcare Staffing, Inc. and City National
             Bank of Florida (Incorporated herein by reference to Exhibit 10.1 to Preferred's Current Report on Form 8-K, dated May 4, 1998 (filed on June 2, 1998)).

     10.20   Promissory Note and Security Agreement dated April 27, 1998, by Preferred Healthcare Staffing,
             Inc. to City National Bank of Florida (Incorporated herein by reference to Exhibit 10.2 to
             Preferred's Current Report on Form 8-K, dated May 4, 1998 (filed on June 2, 1998)).

  EXHIBITS                                        DESCRIPTION OF DOCUMENT                                          PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
     10.21   Continuous Guaranty, dated May 5, 1998, by Preferred to City National Bank of Florida
             (Incorporated herein by reference to Exhibit 10.3 to Preferred's Current Report on Form 8-K,
             dated May 4, 1998 (filed on June 2, 1998)).

     10.22   Stock Purchase Agreement, dated July 10, 1998, by and among Preferred Healthcare Staffing, Inc.,
             Debbie Bender-Balazich, Steven Barth, Steven Jones and Stephen M. McLaughlin (Incorporated herein by reference to Exhibit 10.1 to Preferred's Current Report on Form 8-K, dated July 10, 1998
             (filed on July 28, 1998)).

     10.23   Employment Agreement, made as of August 10, 1998, between Preferred Healthcare Staffing, Inc. and
             Debbie Bender-Balazich. (Incorporated herein by reference to Exhibit 10.1 to Preferred's Current
             Report on Form 8-K, dated August 19, 1998 (filed on August 20, 1998)).

     10.24   Stock Option Agreement, dated as of August 10, 1998, between Preferred and Debbie
             Bender-Balazich. (Incorporated herein by reference to Exhibit 10.2 to Preferred's Current Report on Form 8-K, dated August 19, 1998 (filed on August 20, 1998)).

     10.25   Employment Agreement, dated as of August 10, 1998, between Preferred Healthcare Staffing, Inc.
             and Stephen M. McLaughlin. (Incorporated herein by reference to Exhibit 10.3 to Preferred's
             Current Report on Form 8-K, dated August 19, 1998 (filed on August 20, 1998)).

     10.26   Stock Option Agreement, dated as of August 10, 1998, between Preferred and Stephen M. McLaughlin.
             (Incorporated herein by reference to Exhibit 10.4 to Preferred's Current Report on Form 8-K,
             dated August 19, 1998 (filed on August 20, 1998)).

     10.27   Registration Rights Agreement, dated as of August 10, 1998, by and among Preferred and Debbie
             Bender-Balazich, Steven Barth, Steven Jones and Stephen M. McLaughlin. (Incorporated herein by reference to Exhibit 10.5 to Preferred's Current Report on Form 8-K, dated August 19, 1998 (filed on August 20, 1998)).

    *10.28   Executive Compensation Bonus Plan.

    *10.29   Employment Agreement between Preferred and Mel Harris.

    *10.30   Employment Agreement between Preferred and Peter E. Kilissanly.

    *10.31   Employment Agreement between Preferred and D. Mark Olson.

    *10.32   Employment Agreement between Preferred and William R. Dresback.

    *10.33   Employment Agreement between Preferred and Jose Menendez.

    *10.34   Employment Agreement between Preferred and Nancy Ryan.

    *10.35   Consulting Agreement between Preferred and Alexander M. Haig, Jr.

    *10.36   Amendment to Preferred's 1996 Stock Option Plan.

      21.1   Subsidiaries of the Company (Incorporated herein by reference to Exhibit 21.1 to Preferred's
             Annual Report on Form 10-KSB for the year ended December 31, 1997).

     *27.1   Financial Data Schedule.

------------------------

*   Filed herewith.

                                   SIGNATURE

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                PREFERRED EMPLOYERS HOLDINGS, INC.

                                By:                /s/ MEL HARRIS
                                     -----------------------------------------
                                                     Mel Harris
                                        Chairman and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

        /s/ MEL HARRIS          Chairman of the Board and     March 30, 1999
------------------------------    Chief Executive Officer
          Mel Harris              (Principal Executive
                                  Officer)

   /s/ PETER E. KILISSANLY      President, Chief Operating    March 30, 1999
------------------------------    Officer and Director
     Peter E. Kilissanly

   /s/ WILLIAM R. DRESBACK      Senior Vice President and     March 30, 1999
------------------------------    Chief Financial Officer
     William R. Dresback          (Principal Financial and
                                  Accounting Officer)

     /s/ JACK D. BURSTEIN       Director                      March 30, 1999
------------------------------
       Jack D. Burstein

     /s/ STUART J. GORDON       Director                      March 30, 1999
------------------------------
       Stuart J. Gordon

  /s/ ALEXANDER M. HAIG, JR.    Director                      March 30, 1999
------------------------------
    Alexander M. Haig, Jr.

     /s/ MAXWELL M. RABB        Director                      March 30, 1999
------------------------------
       Maxwell M. Rabb

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................     F-2

Report of Independent Accountants.....................................................     F-3

Consolidated Balance Sheets as of December 31, 1998 and 1997..........................     F-4

Consolidated Statements of Operations for the years ended December 31, 1998 and
  1997................................................................................     F-5

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1998 and 1997..........................................................     F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and
  1997................................................................................     F-7

Notes to Consolidated Financial Statements............................................     F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Preferred Employers Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Preferred Employers Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended. The consolidated financial statements give retroactive effect to the merger of Preferred Employers Holdings, Inc. and subsidiaries and National Explorers and Travelers Healthcare, Inc. on August 10, 1998, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of National Explorers and Travelers Healthcare, Inc. as of December 31, 1997, which statements reflect total assets constituting approximately 8% of the restated consolidated balance sheet totals as of December 31, 1997, and which reflect net losses constituting approximately 98% of the restated consolidated statements of operations totals for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for National Explorers and Travelers Healthcare, Inc. is based solely on the report of other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preferred Employers Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and cash flows for the years then ended.

                                          /s/ KPMG LLP

Miami, Florida
March 25, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
National Explorers and Travelers Health Care, Inc.
(d/b/a NET Healthcare, Inc.)
Fort Lauderdale, Florida

    In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' deficiency and of cash flows present fairly, in all material respects, the financial position of National Explorers and Travelers Health Care, Inc. (d/b/a NET Healthcare, Inc.) (the "Company") at December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

    Since the date of completion of our audit of the above referenced financial statements and the initial issuance of our report dated June 22, 1998, which contained an explanatory paragraph regarding the Company's ability to continue as a going concern and an emphasis of a matter paragraph regarding the pending sale of the Company, the shareholders of the Company, as discussed in Note 1
(d), have sold their shares of the common stock of the Company to Preferred Healthcare Staffing, Inc., a subsidiary of Preferred Employers Holdings, Inc. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
June 22, 1998, except for the information in
Note 1 (d), for which the date is August 10, 1998

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

                                                                                           1998
                                                                                       -------------      1997
                                                                                                      ------------
                                                                                                       (RESTATED)
                                                      ASSETS
Investments:
  Held-to-maturity securities, at amortized cost (fair value of $15,692,019 in 1998
    and $8,237,669 in 1997)..........................................................  $  15,454,481     8,015,105
  Held-to-maturity securities, at amortized cost--restricted (fair value of
    $8,388,009 in 1998 and $7,947,981 in 1997).......................................      8,257,053     7,877,444
  Short-term investments.............................................................      7,032,027     7,090,550
                                                                                       -------------  ------------
  Total investments..................................................................     30,743,561    22,983,099
Cash.................................................................................      3,714,883     4,125,271
Accrued investment and interest income...............................................        408,538       311,934
Accounts, commissions and premiums receivable, net...................................     11,200,923     2,699,657
Deferred acquisition costs...........................................................      1,807,841       903,880
Property and equipment, net..........................................................        897,625       709,800
Deferred tax assets..................................................................        447,878       252,837
Deposits.............................................................................        344,165       154,787
Goodwill and other intangible assets, net............................................      4,805,560            --
Other assets.........................................................................      2,036,453       102,556
                                                                                       -------------  ------------
    Total assets.....................................................................  $  56,407,427    32,243,821
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable......................................................................  $  12,430,000     2,440,000
  Unpaid losses and loss adjustment expenses.........................................     13,878,892     6,107,613
  Premiums, commissions and other insurance balances payable.........................      7,175,659     8,189,169
  Unearned premiums..................................................................      5,463,405     2,671,831
  Accounts payable and accrued expenses..............................................      1,588,326     1,360,613
  Other liabilities..................................................................      2,894,283       700,356
                                                                                       -------------  ------------
    Total liabilities................................................................     43,430,565    21,469,582
                                                                                       -------------  ------------
Shareholders' equity:
  Common stock, $0.01 par value; authorized 20,000,000 shares; issued 5,771,497
    shares...........................................................................         57,715        57,715
  Additional paid-in capital.........................................................      9,891,562     9,147,730
  Retained earnings..................................................................      3,533,142     2,074,351
                                                                                       -------------  ------------
    Total shareholders' equity.......................................................     13,482,419    11,279,796
  Treasury stock, at cost, 529,412 shares............................................       (505,557)     (505,557)
                                                                                       -------------  ------------
    Net shareholders' equity.........................................................     12,976,862    10,774,239
                                                                                       -------------  ------------
    Total liabilities and shareholders' equity.......................................  $  56,407,427    32,243,821
                                                                                       -------------  ------------
                                                                                       -------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               YEARS ENDED DECEMBER 31, 1998 AND 1997 (RESTATED)

                                                                                                          1997
                                                                                            1998      ------------
                                                                                        ------------   (RESTATED)
Revenues:
  Staffing income.....................................................................  $ 34,461,735    11,594,300
  Premiums earned.....................................................................    15,594,070    11,674,659
  Net commission income...............................................................     1,963,005     2,359,445
  Net investment income...............................................................     1,820,843     1,394,544
  Other income........................................................................       471,327       570,464
                                                                                        ------------  ------------
  Total revenues......................................................................    54,310,980    27,593,412
                                                                                        ------------  ------------
Expenses:
  Staffing costs......................................................................    27,140,355     9,610,778
  Losses and loss adjustment expenses incurred........................................     8,051,866     6,257,095
  Amortization of deferred acquisition costs..........................................     4,999,956     4,161,884
  Other operating expenses............................................................     9,814,401     6,080,808
                                                                                        ------------  ------------
Total operating expenses..............................................................    50,006,578    26,110,565
                                                                                        ------------  ------------
Operating income before income taxes..................................................     4,304,402     1,482,487
                                                                                        ------------  ------------
Interest expense......................................................................     1,076,947       663,909
Amortization of intangible assets and other non-operating expenses....................       649,265            --
                                                                                        ------------  ------------
Total non-operating expenses..........................................................     1,726,212       663,909
                                                                                        ------------  ------------
Income before income taxes............................................................     2,578,190       818,938
Income taxes..........................................................................       375,565       208,980
                                                                                        ------------  ------------
  Net income..........................................................................  $  2,202,625       609,958
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net income--basic.....................................................................  $  2,202,625       609,958
Impact of potential common shares--convertible notes..................................       407,496            --
                                                                                        ------------  ------------
Net income-diluted....................................................................  $  2,610,121       609,958
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average outstanding shares--basic............................................     5,242,085     5,030,647
Impact of potential common shares--convertible notes..................................       737,192            --
                                                                                        ------------  ------------
Common shares and common share equivalents used in computing net earnings per
  share--diluted......................................................................     5,979,277     5,030,647
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net basic earnings per share..........................................................  $        .42           .12
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net diluted earnings per share........................................................  $        .42           .12
                                                                                        ------------  ------------
                                                                                        ------------  ------------
PRO FORMA INFORMATION (Unaudited) (Note 5):
Historical income before income taxes.................................................  $  2,578,190       818,938
Pro forma income tax provision (benefit)..............................................       843,485      (250,336)
                                                                                        ------------  ------------
Pro forma net income..................................................................  $  1,734,705     1,069,274
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma net income--basic...........................................................  $  1,734,705     1,069,274
Impact of potential common shares--convertible notes..................................       407,496            --
                                                                                        ------------  ------------
Pro forma net income--diluted.........................................................  $  2,142,201     1,069,274
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding--basic............................................     5,242,085     5,030,647
Impact of potential common shares--convertible notes..................................       737,192            --
                                                                                        ------------  ------------
Weighted average shares outstanding--diluted..........................................     5,979,277     5,030,647
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma net basic earnings per share................................................  $        .33           .21
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma net diluted earnings per share..............................................  $        .33           .21
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 1998 AND 1997 (RESTATED)

                                                                1998
                                                            ------------      1997
                                                                          ------------
                                                                           (RESTATED)
COMMON STOCK--NUMBER OF SHARES:
Balance at beginning of period............................     5,771,497     3,529,412
Exchange of common shares.................................            --       517,085
Issuance of common shares.................................            --     1,725,000
                                                            ------------  ------------
Balance at end of period..................................     5,771,497     5,771,497
                                                            ------------  ------------
                                                            ------------  ------------
COMMON STOCK:
Balance at beginning of period............................  $     57,715        35,294
Exchange of common shares.................................            --         5,171
Issuance of common shares.................................            --        17,250
                                                            ------------  ------------
Balance at end of period..................................  $     57,715        57,715
                                                            ------------  ------------
                                                            ------------  ------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period............................  $  9,147,730            --
Exchange of common shares.................................            --    (1,224,173)
Issuance of common shares.................................            --    10,371,903
S Corporation undistributed income........................       743,832            --
                                                            ------------  ------------
Balance at end of period..................................  $  9,891,562     9,147,730
                                                            ------------  ------------
                                                            ------------  ------------
RETAINED EARNINGS:
Balance at beginning of period............................  $  2,074,351       864,933
Net income................................................     2,202,625     1,209,418
S Corporation undistributed income........................      (743,834)           --
                                                            ------------  ------------
Balance at end of period..................................  $  3,533,142     2,074,351
                                                            ------------  ------------
                                                            ------------  ------------
TREASURY STOCK:
Balance at end of period..................................      (505,557)     (505,557)
                                                            ------------  ------------
TOTAL SHAREHOLDERS' EQUITY................................  $ 12,976,862    10,774,239
                                                            ------------  ------------
                                                            ------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               YEARS ENDED DECEMBER 31, 1998 AND 1997 (RESTATED)

                                                                1998
                                                            ------------      1997
                                                                          ------------
                                                                           (RESTATED)
Cash flow from operating activities:
  Net income..............................................  $  2,202,625       609,958
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization.........................     1,032,627       202,312
    Amortization of deferred acquisition costs............     4,999,956     4,161,884
    Deferred income taxes.................................      (195,041)     (252,837)
    Provision for uncollectible accounts..................       (29,313)      106,367
  Change in:
    Accrued investment and interest income................       (96,604)     (311,934)
    Accounts, commissions and premiums receivable.........    (8,471,953)    2,307,487
    Deferred acquisition costs............................    (5,903,917)   (4,161,884)
    Unpaid losses and loss adjustment expenses............     7,771,279     5,908,223
    Unearned premiums.....................................     2,791,574       782,854
    Premiums, commissions and other insurance balances
      payable.............................................    (1,013,510)    2,759,821
    Accounts payable and accrued expenses.................       227,713       696,852
    Other, net............................................       (57,305)   (2,303,141)
                                                            ------------  ------------
      Net cash provided by operating activities...........     3,258,131    10,505,962
                                                            ------------  ------------
Cash flow from investing activities:
  Purchases of securities.................................    (8,346,495)  (15,892,549)
  Purchase of subsidiary..................................    (5,000,000)           --
  Sale (purchase) of short-term investments, net..........       586,033    (7,090,550)
  Purchase of property and equipment......................      (419,690)     (268,470)
                                                            ------------  ------------
      Net cash used in investing activities...............   (13,180,152)  (23,251,569)
                                                            ------------  ------------
Cash flow from financing activities:
  Proceeds from sale of common stock......................            --    10,384,324
  Repayment of shareholder loan...........................            --      (300,000)
  Proceeds from subordinated convertible notes payable....     9,621,914            --
  Borrowings from revolving line of credit, net...........     2,000,000     1,114,779
  Repayment of lines of credit............................    (2,590,000)           --
  Other, net..............................................       479,719        27,008
                                                            ------------  ------------
      Net cash provided by financing activities...........     9,511,633    11,226,111
                                                            ------------  ------------
Net decrease in cash......................................      (410,388)   (1,519,496)
Cash at beginning of period...............................     4,125,271     5,644,767
                                                            ------------  ------------
Cash at end of period.....................................  $  3,714,883     4,125,271
                                                            ------------  ------------
                                                            ------------  ------------
Supplemental disclosure of cash flow information:
  Income taxes paid.......................................  $    953,500       202,300
                                                            ------------  ------------
                                                            ------------  ------------
  Interest paid...........................................  $    788,217        38,235
                                                            ------------  ------------
                                                            ------------  ------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

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

    In March 1998, the Company, through a wholly-owned subsidiary, consummated the purchase of substantially all the assets of HSSI Travel Nurse Operations, Inc. ("Travel Nurse"), a wholly owned subsidiary of Hospital Staffing Services, Inc., for $5.0 million in cash. Based in Fort Lauderdale, Florida since 1981, Travel Nurse has provided registered nurses and other professional medical personnel, often referred to as "Travelers," primarily to client hospitals in the United States and the Caribbean on a contractual basis for periods generally ranging from 8 to 52 weeks. During 1997, Travel Nurse placed in excess of 700 nurses.

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

    The Company was appointed as a general agent ("GA") by the American International Group of Companies ("AIG"), a major group of international insurance carriers, on January 1, 1993. In this regard,

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Company is authorized to write workers' compensation as well as other forms of "property and casualty" business (such other forms of insurance being hereinafter referred to as "Package") on behalf of AIG. In addition, the Company was appointed as a GA by General Accident Insurance Company of America ("GAIC") on September 1, 1994, with the authority to write all forms of commercial property and casualty business for family style and fast-food restaurants. On June 11, 1996, GAIC advised the Company that it would no longer write Package insurance for fast-food restaurants; however, on March 20, 1997, the Company was appointed as a GA by the Kemper Group of Insurance Companies with the authority to write workers' compensation and other forms of commercial property and casualty business for family style and fast-food restaurants and convenience stores. In September 1998, Kemper advised the Company that they would no longer accept Package insurance risks for fast food restaurants, but retained its contract with the Company to serve as a program administrator for certain risks.

    (C) INSURANCE OPERATIONS

    In 1996, the Company formed a Bermuda licensed reinsurance subsidiary (the "Reinsurer") and entered into a reinsurance agreement (the "Agreement") with AIG affiliates during the fourth quarter of 1996. The Agreement provides that the Reinsurer assumes certain workers' compensation and employer's liability insurance policies from AIG with policy inception dates as of January 1, 1996 and subsequent. Although the Reinsurer assumes the risks associated with being a reinsurer, the Agreement limits the liability of the Reinsurer for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the Agreement limits the aggregate liability of the Reinsurer for all coverage to an amount not to exceed 70 percent of the gross written premium for each individual underwriting year.

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below is as follows:

                                                                                    COMPOSITE
                                                                     PROSPECTIVE   RETROACTIVE/
                                                                        METHOD     PROSPECTIVE
YEARS                                                                (PRO FORMA)    (ACTUAL)
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

    (D) STAFFING OPERATIONS

    In March 1998, the Company purchased substantially all of the assets of Travel Nurse for $5.0 million in cash. Based in Fort Lauderdale, Florida since 1981, Travel Nurse has provided registered nurses and other professional medical personnel, often referred to as "Travelers," primarily to client hospitals in the United States and Caribbean on a contractual basis for periods generally ranging from 8 to 52 weeks. During 1997, Travel Nurse placed in excess of 700 nurses.

    In August 1998, the Company issued 517,085 shares of its common stock in exchange for all the outstanding common stock of NET Healthcare, an employee staffing company and provider of temporary registered nurses and other professional medical personnel, primarily to client hospitals. This business combination was accounted for as a pooling-of-interests combination.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Staffing income is recognized at the time the staffing services are provided. In most instances, the staffing company's temporary healthcare professionals are considered employees of the staffing company while under assignment and costs of employment are the responsibility of the staffing company and are included in the accompanying statements of operations.

    Receivables include amounts due from healthcare organizations for services provided by the staffing company through the placement of healthcare professionals. These receivables are presented net of an estimated allowance for uncollectible accounts based on an evaluation of expected collections resulting from an analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the healthcare organizations serviced by the staffing company.

    During 1995, NET Healthcare entered into a line of credit with a shareholder to provide a total of $190,000 to fund the working capital requirements of NET Healthcare. The line of credit bore interest at the rate of 5% per annum. In March 1996, NET Healthcare entered into an additional line of credit with a shareholder collateralized by outstanding accounts receivable. Interest was payable at the rate of 2% per month on average outstanding balances. In May 1996, the agreement was amended to allow for additional funding. In May 1997, the agreement was further amended to increase the interest rate by .5% per month on approximately $600,000 of the balance of the line of credit. The amended line of credit, effective April 1, 1998, established a rate of interest of 10% per annum and eliminated restrictive covenants included in the original agreement. The line of credit described above had an aggregate outstanding balance of $2,440,000 at December 31, 1997. Interest expense related to the line of credit amounted to $240,884 and $608,300 for the years ended December 31, 1998 and 1997, respectively. The aggregate outstanding balance together with its related accrued interest expense was paid in full subsequent to the merger of NET Healthcare and the Company.

    The goodwill associated with the Company's acquisition of substantially all of the assets of Travel Nurse is amortized over 21 years.

    The former shareholders of NET Healthcare previously elected to have the company treated as an "S Corporation" under the Internal Revenue Code and, therefore, net income or loss was attributable directly to the former shareholders. Accordingly, no pre-merger benefit for federal or state income taxes has been reflected in the accompanying financial statements. In addition, an adjustment has been made to the restated stockholders' equity of the Company as of December 31, 1998 and 1997 to eliminate the untaxed effects of including NET Healthcare's results of operations in the financial statements of the Company.

    (E) INVESTMENTS

    Fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reported at amortized cost. Fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" and are reported at fair value, with unrealized gains and losses included in income. Fixed maturity and equity securities not classified as either held to maturity or trading are classified as "available

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for sale" and are reported at fair value, with unrealized gains and losses (net of deferred taxes) charged or credited as a separate component of shareholders' equity.

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

    (F) PROPERTY AND EQUIPMENT, NET

    Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using an accelerated method of depreciation over the estimated useful lives of the related assets, which ranges from five to seven years. Leasehold improvements are carried at cost less accumulated amortization provided on the straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements.

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

    (J) EARNINGS PER SHARE

    Earnings per common share is based upon the weighted average number of common shares outstanding during each period. On December 31, 1998, the Company adopted SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 requires specific computations, presentations and disclosures for earnings per share
(EPS) amounts in order to make EPS amounts more compatible with international accounting standards. Stock options outstanding at December 31, 1998 and 1997 of 831,500 and 250,000, respectively, had no effect on diluted earnings per share amounts.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In May 1998, the Company concluded a private placement of 7% convertible subordinated notes due May 12, 2003 in the aggregate principal amount of $10,580,000. The effect on diluted earnings per share amounts is illustrated in the accompanying consolidated statements of operations.

    (K) ACCOUNTING PRONOUNCEMENTS

    On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. The Company did not have any items for the years ended December 31, 1998 and 1997 that would require the presentation of comprehensive income in the accompanying financial statements.

    On January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosing information about an enterprise's operating segments. Operating segments are components of an enterprise (1) that engage in business activities from which revenues may be earned and in which expenses are incurred; (2) whose operating results are reviewed by the enterprise's chief operating decision maker for purposes of making decisions with regard to resource allocation and performance evaluation; and (3) for which discrete financial information is available. In accordance with SFAS No. 131, the Company has disclosed such information in the accompanying financial statements.

    (L) RECLASSIFICATIONS

    Certain items in the Company's 1997 financial statements have been reclassified to conform with the 1998 presentation.

(2) INVESTMENTS

    Net investment income for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                                         1998         1997
                                                                     ------------  ----------
Fixed maturities...................................................  $  1,341,339     973,839
Short-term investments and cash....................................       479,504     420,705
                                                                     ------------  ----------
Net investment income..............................................  $  1,820,843   1,394,544
                                                                     ------------  ----------
                                                                     ------------  ----------

    At December 31, 1998 and 1997, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

    Bonds with an amortized cost of $8,257,053 and $7,877,444 were held in a restricted account for the benefit of the ceding company (AIG) as unauthorized reinsurance at December 31, 1998 and 1997, respectively, in accordance with statutory requirements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(2) INVESTMENTS (CONTINUED)
    The amortized cost and estimated fair values of the Company's investments at December 31, 1998 and 1997 are as follows:

                                                                                                       AMOUNT AT
                                                                GROSS        GROSS                    WHICH SHOWN
                                                AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED       ON THE
DECEMBER 31, 1998                                 COST          GAINS       LOSSES      FAIR VALUE   BALANCE SHEET
--------------------------------------------  -------------  -----------  -----------  ------------  -------------
Securities held to maturity:
  Fixed maturities:
    Obligations of states and political
      subdivisions..........................  $  15,454,481     241,667       (4,129)    15,692,019    15,454,481
    Obligations of states and political
      subdivisions--restricted..............      8,257,053     130,956           --      8,388,009     8,257,053
                                              -------------  -----------  -----------  ------------  -------------
    Total fixed maturities..................  $  23,711,534     372,623       (4,129)    24,080,028    23,711,534
                                              -------------  -----------  -----------  ------------  -------------
                                              -------------  -----------  -----------  ------------  -------------

                                                                                                       AMOUNT AT
                                                                GROSS        GROSS                    WHICH SHOWN
                                                AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED       ON THE
DECEMBER 31, 1997                                 COST          GAINS       LOSSES      FAIR VALUE   BALANCE SHEET
--------------------------------------------  -------------  -----------  -----------  ------------  -------------
Securities held to maturity:
  Fixed maturities:
    Obligations of states and political
      subdivisions..........................  $   8,015,105     222,564           --      8,237,669     8,015,105
    Obligations of states and political
      subdivisions--restricted..............      7,877,444      70,537           --      7,947,981     7,877,444
                                              -------------  -----------  -----------  ------------  -------------
    Total fixed maturities..................  $  15,892,549     293,101           --     16,185,650    15,892,549
                                              -------------  -----------  -----------  ------------  -------------
                                              -------------  -----------  -----------  ------------  -------------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(2) INVESTMENTS (CONTINUED)
    The amortized cost and fair value of securities at December 31, 1998 and 1997, by contractual maturity date, are presented below:

                                           DECEMBER 31, 1998           DECEMBER 31, 1997
                                      ---------------------------  --------------------------
                                        AMORTIZED                   AMORTIZED
                                          COST        FAIR VALUE       COST       FAIR VALUE
                                      -------------  ------------  ------------  ------------
Fixed maturities held-to-maturity:
Due in one year or less.............  $          --            --            --            --
Due after one year through five
  years.............................     14,394,846    14,600,179     6,941,072     7,139,209
Due after one year through five
  years--restricted.................      7,197,418     7,296,169     6,803,411     6,849,521
Due after five years through ten
  years.............................             --            --            --            --
Due after ten years.................      1,059,635     1,091,840     1,074,033     1,098,460
Due after ten years--restricted.....      1,059,635     1,091,840     1,074,033     1,098,460
                                      -------------  ------------  ------------  ------------
                                         23,711,534    24,080,028    15,892,549    16,185,650
Short-term investments..............      1,515,347     1,515,347     4,903,714     4,903,714
Short-term investments--
  restricted........................      5,516,681     5,516,681     2,186,836     2,186,836
                                      -------------  ------------  ------------  ------------
Total...............................  $  30,743,562    31,112,056    22,983,099    23,276,200
                                      -------------  ------------  ------------  ------------
                                      -------------  ------------  ------------  ------------

(3) FINANCIAL INSTRUMENTS

    The carrying amounts for short-term investments, cash, accounts, commissions and premiums receivable, accrued investment and interest income, notes payable, premiums, commissions and other insurance balances payable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

    Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics. The carrying amount for the Company's 7% convertible subordinated notes is $10,580,000 and the related estimated fair value is $10,280,955 which was determined by management based on available market information and appropriate valuation methodologies.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(4) ACCOUNTS, COMMISSIONS AND PREMIUMS RECEIVABLE

    Accounts, commissions and premiums receivable consists of the following at December 31, 1998 and 1997:

                                                                       1998           1997
                                                                   -------------  ------------
Staffing accounts receivable--billed.............................  $   5,626,113     1,922,857
Staffing accounts receivable--unbilled...........................      1,000,370       317,095
                                                                   -------------  ------------
                                                                       6,626,483     2,239,952
Less allowance for uncollectible accounts........................        (96,054)     (125,367)
                                                                   -------------  ------------
Staffing accounts receivable, net................................      6,530,429     2,114,585
Premiums receivable..............................................      3,652,463            --
Commissions receivable...........................................      1,018,031       585,072
                                                                   -------------  ------------
Total............................................................  $  11,200,923     2,699,657
                                                                   -------------  ------------
                                                                   -------------  ------------

    The allowance for uncollectible accounts as of December 31, 1998 and 1997 consists of the following:

                                                                           1998        1997
                                                                        -----------  ---------
Beginning balance.....................................................  $   125,367     23,212
Provision for uncollectible accounts..................................       96,624    106,367
Write-offs............................................................     (125,937)    (4,212)
                                                                        -----------  ---------
Ending balance........................................................  $    96,054    125,367
                                                                        -----------  ---------
                                                                        -----------  ---------

(5) STOCKHOLDER LOAN

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(6) INCOME TAXES

    U.S. Federal and state income tax expense (benefit) consists of the following components:

                                                              CURRENT     DEFERRED     TOTAL
                                                             ----------  ----------  ---------
December 31, 1998..........................................  $  570,606    (195,041)   375,565
December 31, 1997..........................................     461,817    (252,837)   208,980

    State income tax aggregated $199,159 and $97,833 for the years ended December 31, 1998 and 1997, respectively.

    Income tax expense for the years ended December 31, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

                                                                          1998         1997
                                                                       -----------  ----------
Expected income tax expense..........................................  $   876,585     278,439
State income tax, net................................................       68,203      41,993
Tax-exempt interest..................................................     (333,154)   (209,237)
S Corporation income.................................................     (252,903)     39,536
Travel and entertainment.............................................       91,464          --
Other, net...........................................................      (74,630)     58,249
                                                                       -----------  ----------
      Total income tax expense.......................................  $   375,565     208,980
                                                                       -----------  ----------
                                                                       -----------  ----------

    As a result of the business combination of NET Healthcare, an "S corporation," with the Company, a "C corporation," in August 1998 NET Healthcare's "S corporation" status ceased to exist. The unaudited pro forma information in the Company's consolidated statements of operations reflects income tax expense (benefit) had NET Healthcare been taxed as a "C corporation," of $843,485 and ($250,336) for the years ended December 31, 1998 and 1997, respectively.

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(6) INCOME TAXES (CONTINUED)

    Deferred income taxes are based upon temporary differences between the Company's financial statements and tax bases of assets and liabilities. The following deferred taxes are recorded for December 31, 1998 and 1997:

                                                                          1998         1997
                                                                      ------------  ----------
Deferred tax assets:
  Unearned premiums.................................................  $    411,176          --
  Reserve for unpaid claims.........................................       971,252     427,414
  Other, net........................................................        59,105      44,348
                                                                      ------------  ----------
      Gross deferred tax assets.....................................     1,441,533     471,762
                                                                      ------------  ----------
Deferred tax liabilities:
  Cash to accrual change............................................      (284,575)   (218,925)
  Deferred acquisition costs........................................      (680,291)         --
  Other, net........................................................       (28,789)         --
                                                                      ------------  ----------
    Gross deferred tax liabilities..................................      (993,655)   (218,925)
                                                                      ------------  ----------
      Net deferred tax asset........................................  $    447,878     252,837
                                                                      ------------  ----------
                                                                      ------------  ----------

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

    The Company has elected under section 953(d) of the Internal Revenue Code to tax its reinsurance subsidiary as a domestic corporation for U.S. income tax purposes. The Company does not believe this election has had a material effect on its income tax expense.

(7) STATUTORY SOLVENCY REQUIREMENTS

    The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1998 and 1997 was $10,533,517 and $7,285,144
respectively, and the amounts required to be maintained by the Company were $3,163,000 for 1998 and $3,300,000 for 1997. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution. At December 31, 1998 and 1997, the Company was in compliance with this requirement.

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity with respect to the Company's liability for unpaid losses and loss adjustment expenses is summarized as follows for the years ended December 31, 1998 and 1997:

                                                                            1998          1997
                                                                        -------------  ----------
Net unpaid losses and loss adjustment expenses at beginning of year...  $   6,107,613     199,390
                                                                        -------------  ----------
Incurred related to:
  Current year........................................................      7,614,086   6,257,095
  Prior year..........................................................        437,780          --
                                                                        -------------  ----------
      Total incurred..................................................      8,051,866   6,257,095
                                                                        -------------  ----------
Paid related to:
  Current year........................................................        280,587     348,872
  Prior year..........................................................             --          --
                                                                        -------------  ----------
      Total paid......................................................        280,587     348,872
                                                                        -------------  ----------
Net unpaid losses and loss adjustment expenses at end of year.........  $  13,878,892   6,107,613
                                                                        -------------  ----------
                                                                        -------------  ----------

(9) STOCK OPTIONS

    During 1997, the Company adopted the 1996 Stock Option Plan (the "Plan") to provide directors, officers and employees of the Company with the opportunity to receive grants of incentive stock options. The Board of Directors or a committee established by the Board has the sole authority to determine who receives such grants, the type, size and timing of such grants, and specify the terms of any agreements relating to the grants. The aggregate number of shares that may be issued under the Plan is 1,000,000 shares.

    The purchase price of the stock issuable upon the exercise of an option is determined by the Board of Directors or its committee at the time of grant of the option. The exercise price can not be less than 100% of the fair market value of such stock at the time of the grant in the case of incentive stock options, or less than 110% of the fair market value in the case of incentive stock options granted to individuals possessing more than 10% of the total combined voting power of all classes of stock of the Company.

    The following table summarizes stock option activity under the Plan for 1998 and 1997:

                                                              1998                              1997
                                                --------------------------------  --------------------------------
                                                               WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                                OPTION SHARES   EXERCISE PRICE    OPTION SHARES   EXERCISE PRICE
                                                -------------  -----------------  -------------  -----------------
Beginning Balance.............................      511,500        $    7.48               --               --
Granted.......................................      320,000        $    8.44          511,500        $    7.48
Exercised.....................................           --               --               --               --
Expired.......................................           --               --               --               --
                                                -------------          -----      -------------          -----
Ending Balance................................      831,500        $    7.85          511,500        $    7.48
                                                -------------          -----      -------------          -----
                                                -------------          -----      -------------          -----

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(9) STOCK OPTIONS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1998:

                                 OPTIONS OUTSTANDING
                             ----------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                   ------------------------
                                 AVERAGE       WEIGHTED                  WEIGHTED
   RANGE OF                     REMAINING       AVERAGE                   AVERAGE
   EXERCISE       NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
    PRICES      OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
--------------  -----------  ---------------  -----------  -----------  -----------
$7.00               75,000           8.52      $    7.00       22,274    $    7.00
 7.25              160,000           8.12           7.25       95,152         7.25
 7.75              276,500           8.65           7.75       75,446         7.75
 8.50              175,000           9.56           8.50       15,535         8.50
 8.13               75,000           9.24           8.13       11,342         8.13
 8.625              70,000           9.61          8.625        5,485        8.625
                -----------           ---     -----------  -----------  -----------
$7.00-8.625        831,500           8.86      $    7.85      225,234    $    7.85
                -----------           ---     -----------  -----------  -----------
                -----------           ---     -----------  -----------  -----------

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related Interpretations in accounting for its employee stock options as allowed pursuant to FASB Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (FASB Statement 123). FASB Statement 123 requires use of option valuation models which include the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

    Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with FASB Statement No. 123, the reduction in the Company's 1998 and 1997 net income and net income per share would have been insignificant. The effect of applying the fair method of accounting for stock options on reported net income and net income per share for 1998 and 1997 may not be representative of the effects for future years because outstanding options vest over a period of several years and additional awards are generally made each year.

    The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997:

                                                                                1998       1997
                                                                             ----------  ---------
Risk-free interest rate....................................................       5.58%      6.46%
Expected Life..............................................................   6.5 years    7 years
Expected volatility........................................................         40%        25%
Expected dividend yield....................................................           0          0

(10) LEASES

    In August 1994, the Company entered into an office lease agreement which became effective on April 1, 1995. The agreement provides for an initial seven-year term with two five-year renewal options. In

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(10) LEASES (CONTINUED)
October 1998, the staffing company entered into an office lease agreement which became effective on October 1, 1998. The agreement provides for an initial seven-year term with one five-year renewal option. The following is a schedule of the approximate future minimum lease payments for office space and equipment for the Company and its subsidiaries as of December 31, 1998:

YEAR ENDING DECEMBER 31,                                                                 TOTAL
------------------------------------------------------------------------------------  ------------
1999................................................................................  $    800,000
2000................................................................................       836,000
2001................................................................................       859,000
2002................................................................................       637,000
Thereafter..........................................................................     1,453,000
                                                                                      ------------
                                                                                      $  4,585,000
                                                                                      ------------
                                                                                      ------------

    Rent expense for the years ended December 31, 1998 and 1997 was approximately $433,000 and $249,000, respectively.

(11) UNSECURED REVOLVING LINE OF CREDIT

    In May 1998, the Company obtained a $3 million unsecured revolving line of credit from a bank. The terms of the loan provide for monthly interest payments at the bank's prime lending rate (currently 7 3/4% per annum). The loan is renewable on an annual basis. As of December 31, 1998, the aggregate amount outstanding under the line of credit was $1,850,000.

(12) SUBORDINATED CONVERTIBLE NOTES

    In May 1998, the Company concluded a private placement of $10,580,000 of 7% convertible subordinated notes (the "Notes") due May 2003. The principal amount of the Notes is convertible at the option of the holders into shares of the Company's common stock at a conversion price of $9.00 (the "Conversion Price") at any time prior to the earlier of the maturity date (May 12, 2003) or 10 business days after receipt of a termination notice. In the event (i) the closing bid price of the Company's common stock equals or exceeds $13.50 per share for twenty consecutive trading days during any period commencing upon satisfaction of one of the conditions contained in clause (ii) described herein and (ii) either a registration statement covering the shares of common stock issuable upon conversion of the Notes has been declared effective by the Securities and Exchange Commission and remains effective or at least two years has elapsed since the issuance date of the Notes and the shares of common stock issuable upon conversion of the Notes are saleable, without restriction, under Rule 144(k) promulgated under the Securities Act of 1933, as amended, then the holders' rights to convert the outstanding principal amount of the Notes shall be terminated by the Company by delivering to the holders a notice of termination (the "Termination Notice"), in which event (a) the holders will have the right at any time during 10 business days after receipt of the Termination Notice, in their sole discretion, to convert the outstanding principal amount of the Notes into shares of common stock of the Company at the Conversion Price, and (b) thereafter, the holders' option to convert shall terminate and the Notes may be prepaid by the Company, at any time prior to the Maturity Date, in whole or in part for the face amount thereof, together with all accrued and unpaid interest through the date of prepayment.

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(13) SEGMENT REPORTING

    The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique marketing and distribution requirements.

    There are two reportable segments: Insurance and Employee Staffing. The insurance segment sells, on behalf of others, business insurance principally to the franchise industry and provides reinsurance for certain workers' compensation and employers' liability insurance policies sold by the Company. The employee staffing segment provides temporary registered nurses and professional medical personnel primarily to client hospitals.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and intersegment transactions. Sales and services between segments are accounted for as if the sale or services were provided to third parties, that is at current market prices.

    Certain information concerning the Company's reporting segments for the years ended December 31, 1998 and 1997 is as follows:

                                                                         EMPLOYEE
                         1998                             INSURANCE      STAFFING       TOTALS
------------------------------------------------------  -------------  ------------  ------------
Revenues from external customers......................  $  18,028,102    34,462,035    52,490,137
Intersegment revenues.................................         36,237            --        36,237
Interest revenue......................................      1,679,481           745     1,680,226
Interest expense......................................             --       494,935       494,935
Depreciation and amortization.........................        140,657       380,018       520,675
Segment profit........................................      2,843,101     1,962,923     4,806,024
Segment assets........................................     40,434,696    12,545,917    52,980,613
Expenditures for segment assets.......................         39,250       317,740       356,990

                                                                         EMPLOYEE
                         1997                             INSURANCE      STAFFING       TOTALS
------------------------------------------------------  -------------  ------------  ------------
Revenues from external customers......................  $  14,604,568    11,594,300    26,198,868
Interest revenue......................................      1,152,846            --     1,152,846
Interest expense......................................         16,534       647,375       663,909
Depreciation and amortization.........................        150,341        51,971       202,312
Segment profit (loss).................................      1,410,149      (599,460)      810,689
Segment assets........................................     24,985,368     2,543,618    27,528,986
Expenditures for segment assets.......................         82,677       185,793       268,470

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(13) SEGMENT REPORTING (CONTINUED)
    Information for the Company's reportable segments relates to the enterprise's consolidated totals as follows:

                                                                           1998           1997
                                                                       -------------  ------------
Revenues:
Total revenues for reportable segments...............................  $  54,206,600    27,351,714
Intersegments revenue................................................        (36,237)           --
Unallocated corporate interest revenue...............................        140,617       241,698
                                                                       -------------  ------------
      Total consolidated revenues....................................  $  54,310,980    27,593,412
                                                                       -------------  ------------
                                                                       -------------  ------------

                                                                           1998           1997
                                                                       -------------  ------------
Interest Expense:
Total interest expense for reportable segments.......................  $     494,935       663,909
Intersegments interest expense.......................................        (36,237)           --
Unallocated corporate interest expense...............................        618,249            --
                                                                       -------------  ------------
    Total consolidated interest expense..............................  $   1,076,947       663,909
                                                                       -------------  ------------
                                                                       -------------  ------------


                                                                           1998           1997
                                                                       -------------  ------------
Profit or Loss:
Total profit or loss for reportable segments.........................  $   4,806,024       810,689
Unallocated amounts:
  General corporate expenses.........................................     (2,368,451)     (233,449)
  Corporate interest revenue.........................................        140,617       241,698
                                                                       -------------  ------------
    Income before income taxes.......................................  $   2,578,190       818,938
                                                                       -------------  ------------
                                                                       -------------  ------------

                                                                           1998           1997
                                                                       -------------  ------------
Assets:
Total assets for reportable segments.................................  $  52,980,613    27,528,986
Elimination of intersegment receivables..............................       (499,903)           --
Unallocated general corporate assets.................................      4,643,426     4,921,476
Elimination of receivable from corporate.............................       (716,709)     (206,641)
                                                                       -------------  ------------
    Total consolidated assets........................................  $  56,407,427    32,243,821
                                                                       -------------  ------------
                                                                       -------------  ------------

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(13) SEGMENT REPORTING (CONTINUED)
    Other items:

                                                           REPORTABLE   UNALLOCATED
                                                            SEGMENT      CORPORATE   CONSOLIDATED
1998                                                         TOTAL         TOTAL        TOTAL
--------------------------------------------------------  ------------  -----------  ------------
Depreciation and amortization...........................  $    520,675     511,952     1,032,627
Expenditures for assets.................................       356,990      62,700       419,690
Amortization of deferred acquisition costs..............     4,999,956          --     4,999,956

                                                           REPORTABLE   UNALLOCATED
                                                            SEGMENT      CORPORATE   CONSOLIDATED
1997                                                         TOTAL         TOTAL        TOTAL
--------------------------------------------------------  ------------  -----------  ------------
Depreciation and amortization...........................  $    202,312          --       202,312
Expenditures for assets.................................       268,470          --       268,470
Amortization of deferred acquisition costs..............     4,161,884          --     4,161,884

    The Company does not attribute revenues or long-lived assets by geographic areas. The Company does not have any single customer that can be identified as major when considering the Company's consolidated revenues.

(14) LITIGATION

    The Company is a defendant in various litigation matters considered to be in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

(15) UNAUDITED PRO FORMA INFORMATION

    Pro forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had NET Healthcare filed income tax returns as a taxable "C corporation" for 1998 and 1997.

(16) YEAR 2000

    Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company has developed a plan to address Year 2000 issues. The plan is based on the Company's primary software vendors having advised the Company that the necessary programming changes related to Year 2000 issues have been made and tested and that the software used by the Company can be upgraded to be Year 2000 compliant. During 1998, the Company began to implement this upgrade and expects to be fully compliant with Year 2000 issues by the end of the first quarter of 1999. As an integral component of such plan, the Company will determine if they are Year 2000 compliant. It is management's belief that for any suppliers who may not be Year 2000 compliant, such non-compliance will not have a material adverse effect on the Company's business. However, each major supplier's compliance will be assessed in light of their response. The costs associated with the implementation of the above project are not expected to be material.