Form 10-Q
period 1999-03-31
PREFERRED EMPLOYERS HOLDINGS INC
filed 1999-05-17
CIK 1023695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                         COMMISSION FILE NUMBER 1-12677

                            ------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             65-0698779
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                10800 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33161
                   (Address of principal executive offices)

                                 (305) 893-4040
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of each of the issuer's classes of common equity, as of May 6, 1999, was 5,247,085 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                Form 10-Q--for the quarter ended March 31, 1999
                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I           --      FINANCIAL INFORMATION

Item-1           --      Quarterly Financial Statements...................................................          3

                         Consolidated Balance Sheets......................................................          3

                         Consolidated Statements of Operations............................................          4

                         Consolidated Statements of Cash Flows............................................          5

                         Notes to Consolidated Financial Statements.......................................          6

Item-2           --      Management's Discussion and Analysis of Financial Condition and Results of
                         Operations.......................................................................         20

Item-3           --      Quantitative and Qualitative Discussions About Market Risk.......................         27

PART II          --      OTHER INFORMATION

Item-1           --      Legal Proceedings................................................................         28

Item-2           --      Changes in Securities and Use of Proceeds........................................         28

Item-3           --      Defaults Upon Senior Securities..................................................         28

Item-4           --      Submission of Matters to a Vote of Security Holders..............................         28

Item-5           --      Other Information................................................................         28

Item-6           --      Exhibits and Reports on Form 8-K.................................................         28

SIGNATURE.................................................................................................         29

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                                MARCH 31, 1999  DECEMBER 31, 1998
                                                                                --------------  -----------------
                                                     ASSETS
Investments:
  Held-to-maturity securities, at amortized cost (fair value of $17,743,070 in
    1999 and $15,692,019 in 1998).............................................   $ 17,533,907        15,454,481
  Held-to-maturity securities, at amortized cost-restricted (fair value of
    $8,329,900 in 1999 and $8,388,009 in 1998)................................      8,224,217         8,257,053
  Short-term investments......................................................      5,244,232         7,032,027
                                                                                --------------  -----------------
  Total investments...........................................................     31,002,356        30,743,561
Cash..........................................................................      6,804,429         3,714,883
Accrued investment and interest income........................................        322,475           408,538
Accounts, commissions and premiums receivables, net...........................     12,311,832        11,200,923
Deferred acquisition costs....................................................      2,044,595         1,807,841
Property and equipment, net...................................................        980,779           897,625
Deferred tax assets...........................................................        529,869           447,878
Deposits......................................................................        382,607           344,165
Goodwill and other intangible assets, net.....................................      4,747,228         4,805,560
Prepaid expenses..............................................................        707,738           427,502
Deferred convertible note issue costs.........................................        919,217           979,137
Other assets..................................................................        625,512           629,814
                                                                                --------------  -----------------
    Total assets..............................................................   $ 61,378,637        56,407,427
                                                                                --------------  -----------------
                                                                                --------------  -----------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable...............................................................   $ 11,685,000        12,430,000
  Unpaid losses and loss adjustment expenses..................................     15,885,541        13,878,892
  Premiums, commissions and other insurance balances payable..................      8,391,016         7,175,659
  Unearned premiums...........................................................      6,178,892         5,463,405
  Accounts payable and accrued expenses.......................................      2,188,185         1,588,326
  Escrow and trust funds......................................................      2,939,599         1,891,966
  Other liabilities...........................................................        634,708         1,002,317
                                                                                --------------  -----------------
    Total liabilities.........................................................     47,902,941        43,430,565
                                                                                --------------  -----------------
Shareholders' equity:
  Common stock, $0.01 par value; authorized 20,000,000 shares; issued
    5,776,497 shares in 1999 and 5,771,497 shares in 1998.....................         57,765            57,715
  Additional paid-in capital..................................................      9,936,512         9,891,562
  Retained earnings...........................................................      3,986,976         3,533,142
                                                                                --------------  -----------------
    Total shareholders' equity................................................     13,981,253        13,482,419
Treasury stock, at cost, 529,412 shares.......................................       (505,557)         (505,557)
                                                                                --------------  -----------------
    Net shareholders' equity..................................................     13,475,696        12,976,862
                                                                                --------------  -----------------
    Total liabilities and shareholders' equity................................   $ 61,378,637        56,407,427
                                                                                --------------  -----------------
                                                                                --------------  -----------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

 FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 (RESTATED) AND 1997 (RESTATED)

                                                                                          (RESTATED)  (RESTATED)
                                                                              1999           1998        1997
                                                                              ----------  ----------  -----------
Revenues:
  Staffing income...........................................................  $10,852,976  5,921,412   2,244,934
  Premiums earned...........................................................   3,741,842   3,066,609   2,044,430
  Net commission income.....................................................     380,739     543,130     634,314
  Net investment income.....................................................     435,165     385,985     213,652
  Other income..............................................................     134,919     138,905     145,084
                                                                              ----------  ----------  -----------
    Total revenues..........................................................  15,545,641  10,056,041   5,282,414
                                                                              ----------  ----------  -----------
Expenses:
  Staffing costs............................................................   8,328,009   4,776,449   1,863,711
  Losses and loss adjustment expenses incurred..............................   2,058,013   1,655,969   1,103,317
  Amortization of deferred acquisition costs................................   1,238,043     981,315     737,309
  Other operating expenses..................................................   2,986,818   1,780,984   1,284,254
                                                                              ----------  ----------  -----------
    Total expenses..........................................................  14,610,883   9,194,717   4,988,591
                                                                              ----------  ----------  -----------
Operating income before income taxes........................................     934,758     861,324     293,823
                                                                              ----------  ----------  -----------
Interest expense............................................................     281,178     201,950     116,963
Amortization of intangible assets and other non-operating expenses..........      58,332     100,561          --
                                                                              ----------  ----------  -----------
    Total non-operating expenses............................................     339,510     302,511     116,963
                                                                              ----------  ----------  -----------
Income before income taxes..................................................     595,248     558,813     176,860
Income taxes................................................................     141,414      50,339     129,590
                                                                              ----------  ----------  -----------
  Net income................................................................  $  453,834     508,474      47,270
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Net income-basic............................................................  $  453,834     508,474      47,270
Impact of potential common shares-convertible notes.........................     154,096          --          --
                                                                              ----------  ----------  -----------
Net income-diluted..........................................................  $  607,930     508,474      47,270
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Weighted average outstanding shares-basic...................................   5,245,085   5,242,085   4,384,585
Impact of potential common shares-convertible notes.........................   1,170,000          --          --
                                                                              ----------  ----------  -----------
Common shares and common shares equivalents used in computing net earnings
  per shares-diluted........................................................   6,415,085   5,242,085   4,384,585
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Net basic earnings per share................................................  $     0.09        0.10        0.01
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Net diluted earnings per share..............................................  $     0.09        0.10        0.01
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
PRO FORMA INFORMATION (Notes 6 and 13):
Historical income before income taxes.......................................  $  595,248     558,813     176,860
Pro forma income tax provision..............................................     141,414     208,229      13,241
                                                                              ----------  ----------  -----------
Pro forma net income........................................................  $  453,834     350,584     163,619
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Pro forma net income-basic..................................................  $  453,834     350,584     163,619
Impact of potential common shares-convertible notes.........................     154,096          --          --
                                                                              ----------  ----------  -----------
Pro forma net income-diluted................................................  $  607,930     350,584     163,619
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Weighted average outstanding shares-basic...................................   5,245,085   5,242,085   4,384,585
Impact of potential common shares-convertible notes.........................   1,170,000          --          --
                                                                              ----------  ----------  -----------
Weighted average outstanding shares-diluted.................................   6,415,085   5,242,085   4,384,585
                                                                              ----------  ----------  -----------
Pro forma net basic earnings per share......................................  $     0.09        0.07        0.04
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Pro forma net diluted earnings per share....................................  $     0.09        0.07        0.04
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 (RESTATED) AND 1997 (RESTATED)

                                                                                      (RESTATED)      (RESTATED)
                                                                          1999           1998            1997
                                                                      -------------  -------------  --------------
Cash flow from operating activities:
  Net Income........................................................  $     453,834  $     508,474  $       47,270
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................        186,890        150,764          44,542
    Amortization of deferred acquisition costs......................      1,238,043        981,315         737,309
    Deferred income taxes...........................................        (81,991)      (351,771)             --
    Provision for uncollectible accounts............................         13,549         16,549          26,321
  Change in:
    Accrued investment and interest income..........................         86,063         67,974              --
    Accounts, commissions and premiums receivable...................     (1,124,458)    (2,868,147)      2,689,816
    Deferred acquisition costs......................................     (1,474,797)      (651,604)             --
    Unpaid losses and loss adjustment expenses......................      2,006,649      1,655,969       1,016,082
    Unearned premiums...............................................        715,487        572,798        (603,435)
    Premiums, commissions and other insurance balances..............      1,215,357        661,760         (22,117)
    Accounts payable and accrued expenses...........................        599,859        810,631         903,347
    Other, net......................................................        880,205        (39,335)      1,634,476
                                                                      -------------  -------------  --------------
      Net cash provided by operating activities.....................      4,714,690      1,515,377       6,473,611
                                                                      -------------  -------------  --------------
Cash flow from investing activities:
  Purchase of subsidiary............................................             --     (5,000,000)             --
  Sale (purchase) of short-term investments, net....................       (258,795)     2,451,176     (17,405,936)
  Purchase of property and equipment................................       (148,303)       (22,368)        (61,002)
                                                                      -------------  -------------  --------------
      Net cash used in investing activities.........................       (407,098)    (2,571,192)    (17,466,938)
                                                                      -------------  -------------  --------------
Cash flow from financing activities:
  Proceeds from sale of common stock................................             --             --      10,402,129
  Repayment of shareholder loan.....................................             --             --         (75,000)
  Borrowings from revolving line of credit, net.....................             --             --         880,000
  Repayment of line of credit.......................................       (700,000)            --        (279,716)
  Bank overdraft....................................................       (518,046)       (38,327)             --
  Other, net........................................................             --         (2,830)         (2,830)
                                                                      -------------  -------------  --------------
      Net cash (used in) provided by financing activities...........     (1,218,046)       (41,157)     10,924,583
                                                                      -------------  -------------  --------------
Net increase (decrease) in cash.....................................      3,089,546     (1,096,972)        (68,744)
Cash at beginning of period.........................................      3,714,883      4,125,271       5,644,767
                                                                      -------------  -------------  --------------
Cash at end of period...............................................  $   6,804,429  $   3,028,299  $    5,576,023
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Supplemental disclosure of cash flow information:
  Income taxes paid.................................................  $     180,000  $          --  $           --
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
  Interest paid.....................................................  $     222,094  $     208,973  $       87,742
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Preferred Employers Holdings, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998.

    The accompanying unaudited consolidated financial statements of the Company and its subsidiaries are prepared in accordance with generally accepted accounting principles. These principles vary in certain respects from statutory accounting practices prescribed or permitted by regulatory authorities. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater amount of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

    (B) ORGANIZATION

    Preferred Employers Holdings, Inc. is the successor company to Preferred Employers Group, Inc. ("PEGI"). Except as otherwise specified or when the context otherwise requires, references to the Company herein include Preferred Employers Holdings, Inc. and PEGI, through which the Company conducts certain of it business operations.

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company was appointed as a general agent ("GA") by the American International Group of Companies ("AIG"), a major group of international insurance carriers, on January 1, 1993. In this regard, the Company is authorized to write workers' compensation as well as other forms of "property and casualty" business (such other forms of insurance being hereinafter referred to as "Package") on behalf of AIG. In addition, the Company was appointed as a GA by General Accident Insurance Company of America ("GAIC") on September 1, 1994, with the authority to write all forms of commercial property and casualty business for family style and fast-food restaurants. On June 11, 1996, GAIC advised the Company that it would no longer write Package insurance for fast-food restaurants; however, on March 20, 1997, the Company was appointed as a GA by the Kemper Group of Insurance Companies with the authority to write workers' compensation and other forms of commercial property and casualty business for family style and fast-food restaurants and convenience stores. In September 1998, Kemper advised the Company that they would no longer accept Package insurance risks for fast food restaurants, but retained its contract with the Company to serve as a program administrator for certain risks.

    (C) INSURANCE OPERATIONS

    In 1996, the Company formed a Bermuda licensed reinsurance subsidiary (the "Reinsurer") and entered into a reinsurance agreement (the "Agreement") with certain affiliates of AIG during the fourth quarter of 1996. The Agreement provides that the Reinsurer assumes certain workers' compensation and employer's liability insurance policies from AIG with policy inception dates as of January 1, 1996 and subsequent. Although the Reinsurer assumes the risks associated with being a reinsurer, the Agreement limits the liability of the Reinsurer for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the Agreement limits the aggregate liability of the Reinsurer for all coverage to an amount not to exceed 70 percent of the gross written premium for each individual underwriting year.

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

    The effects of prospective and retroactive insurance accounting treatment are illustrated below. The prospective method assumes that the Agreement incepted on January 1, 1996, and provides for a loss ratio of 51.5%, acquisition costs of 33.83%, aggregate net premiums written of approximately $15 million ($12,600,000 relating to the period from January 1 through September 30, 1996) and an investment yield of 6.5% on net cash flows. The retroactive (deposit) method uses the same assumptions except that since the Agreement was not executed until October 1996, any investment income on net cash flows earned for the

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period from January through September 1996 are deferred and recognized as "other income" over the payment period of the remaining claim liabilities.

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

    The table presented above is for illustrative purposes only to highlight that the basis of accounting used only impacts the timing of the net revenue recognition and not the aggregate economic results. Further, the above table is based on estimates as to the amount and timing of aggregate loss and loss expense payments, available investment yields and acquisition and other costs associated with the provision of insurance protection. Actual results may vary, perhaps materially, from those illustrated above. No assurance is given or may be taken that subsequent revisions of estimates will not have a material impact on the illustration above.

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

                           MARCH 31, 1999 (UNAUDITED)

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

    During 1995, NET Healthcare entered into a line of credit with a shareholder to provide a total of $190,000 to fund the working capital requirements of NET Healthcare. The line of credit bore interest at the rate of 5% per annum. In March 1996, NET Healthcare entered into an additional line of credit with a then shareholder of NET Healthcare collateralized by outstanding accounts receivable. Interest was payable at the rate of 2% per month on average outstanding balances. In May 1996, the agreement was amended to allow for additional funding. In May 1997, the agreement was further amended to increase the interest rate by .5% per month on approximately $600,000 of the balance of the line of credit. The amended line of credit, effective April 1, 1998, established a rate of interest of 10% per annum and eliminated restrictive covenants included in the original agreement. Interest expense related to the line of credit amounted to $201,950 and $110,016 for the three months ended March 31, 1998 and 1997, respectively. The aggregate outstanding balance together with its related accrued interest expense was paid in full subsequent to the merger of NET Healthcare and the Company.

    The goodwill associated with the Company's acquisition of substantially all of the assets of Travel Nurse is amortized over 21 years.

    The former shareholders of NET Healthcare previously elected to have the company treated as an "S Corporation" under the Internal Revenue Code and, therefore, net income or loss was attributable directly to the former shareholders. Accordingly, no pre-merger benefit for the federal or state income taxes has been reflected in the accompanying financial statements. In addition, an adjustment has been made to the restated stockholders' equity of the Company as of December 31, 1998 to eliminate the untaxed effects of including NET Healthcare's results of operations in the financial statements of the Company.

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts relating to investments acquired at other than par value. Realized gains or losses on disposal of investments are determined on a specific identification basis and are included in revenues.

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

    (H) COMMISSION INCOME

    Commission income is recognized when premiums are billed. Any subsequent commission adjustments, including policy cancellations, are recognized upon notification from the insurance carrier or broker.

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

    (J) EARNINGS PER SHARE

    Earnings per common share is based upon the weighted average number of common shares outstanding during each period. On December 31, 1998 the Company adopted SFAS No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires specific computations, presentations and disclosures for earnings per share
(EPS) amounts in order to make EPS amounts more compatible with international accounting standards. Stock options outstanding at March 31, 1999, 1998 and 1997 of 1,263,000, 616,500 and 250,000, respectively, had no effect on diluted earnings per share amounts.

    In May 1998, the Company consummated a private placement of 7% convertible subordinated notes due May 12, 2003 in the aggregate principal amount of $10,580,000. Principal balances outstanding as of March 31, 1999 and December 31, 1998 were $10,535,000 and $10,580,000, respectively. The effect on

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) diluted earnings per share amounts is presented in the accompanying consolidated statements of operations.

    (K) RECLASSIFICATIONS

    Certain items in the Company's 1998 and 1997 financial statements have been reclassified to conform them with the presentation of the Company's financial statements as of and for the three months ended March 31, 1999.

(2) INVESTMENTS

    At March 31, 1999 and December 31, 1998, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

    Bonds with an amortized cost of $8,224,217 and $8,257,053 were held in a restricted account for the benefit of the ceding company (AIG) as unauthorized reinsurance at March 31, 1999 and December 31, 1998, respectively, in accordance with statutory requirements.

    The amortized cost and estimated fair values of the Company's investments at March 31, 1999 and December 31, 1998 are as follows:

                                                                                                        AMOUNT AT
                                                                                                          WHICH
                                                                                                          SHOWN
                                                                  GROSS        GROSS                      ON THE
                                                  AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED      BALANCE
                                                    COST          GAINS       LOSSES      FAIR VALUE      SHEET
                                                -------------  -----------  -----------  ------------  ------------
MARCH 31, 1999:
----------------------------------------------
Securities held to maturity:
  Fixed maturities:
  Obligations of states and political
    subdivision...............................  $  17,533,907     220,818      (11,655)    17,743,070    17,533,907
  Obligations of states and political
    subdivisions--restricted..................      8,224,217     105,683           --      8,329,900     8,224,217
                                                -------------  -----------  -----------  ------------  ------------
Total fixed maturities........................  $  25,758,124     326,501      (11,655)    26,072,970    25,758,124
                                                -------------  -----------  -----------  ------------  ------------
                                                -------------  -----------  -----------  ------------  ------------
DECEMBER 31, 1998:
----------------------------------------------
Securities held to maturity:
Fixed maturities:
  Obligations of states and political
    subdivision...............................  $  15,454,481     241,667       (4,129)    15,692,019    15,454,481
  Obligations of state and political
    subdivisions--restricted..................      8,257,053     130,956           --      8,388,009     8,257,053
                                                -------------  -----------  -----------  ------------  ------------
Total fixed maturities........................  $  23,711,534     372,623       (4,129)    24,080,028    23,711,534
                                                -------------  -----------  -----------  ------------  ------------
                                                -------------  -----------  -----------  ------------  ------------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(2) INVESTMENTS (CONTINUED)
    The amortized cost and fair value of securities at March 31, 1999 and December 31, 1998, by contractual maturity date, are presented below:

                                                                MARCH 31, 1999             DECEMBER 31, 1998
                                                          ---------------------------  --------------------------
                                                            AMORTIZED        FAIR       AMORTIZED        FAIR
                                                              COST          VALUE          COST         VALUE
                                                          -------------  ------------  ------------  ------------
Fixed maturities held-to-maturity:
  Due in one year or less...............................  $          --            --            --            --
  Due after one year through five years.................     16,470,840    16,682,520    14,394,846    14,600,179
  Due after one year through
    five years--restricted..............................      8,224,217     8,329,900     7,197,418     7,296,169

  Due after five years through ten years................             --            --            --            --
  Due after ten years...................................      1,063,067     1,060,550     1,059,635     1,091,840
  Due after ten years--restricted.......................             --            --     1,059,635     1,091,840
                                                          -------------  ------------  ------------  ------------
                                                             25,758,124    26,072,970    23,711,534    24,080,028
  Short-term investments................................         78,330        78,330     1,515,347     1,515,347
  Short-term investments--restricted....................      5,165,902     5,165,902     5,516,681     5,516,681
                                                          -------------  ------------  ------------  ------------
  Total.................................................  $  31,002,356    31,317,202    30,743,562    31,112,056
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------

(3) FINANCIAL INSTRUMENTS

    The carrying amounts for short-term investments, cash, accounts, commissions and premiums receivable, accrued investment and interest income, notes payable, premiums, commissions and other insurance balances payable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

    Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics. The carrying amount for the 7% convertible subordinated notes at March 31, 1999 and December 31, 1998 were $10,535,000 and $10,580,000, respectively, and the related estimated fair value at March 31, 1999 and December 31, 1998 were $10,251,210 and $10,280,955, respectively, which was determined by management based on available market information and appropriate valuation methodologies.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(4) ACCOUNTS, COMMISSIONS AND PREMIUMS RECEIVABLE:

    Accounts, commissions and premiums receivable consists of the following at March 31, 1999 and December 31, 1998:

                                                            MARCH 31, 1999  DECEMBER 31, 1998
                                                            --------------  -----------------
Staffing accounts receivable-billed.......................   $  4,333,576         5,626,113
Staffing accounts receivable-unbilled.....................      1,908,384         1,000,370
                                                            --------------  -----------------
                                                                6,241,960         6,626,483
Less allowance for uncollectible accounts.................       (109,603)          (96,054)
                                                            --------------  -----------------

Staffing accounts receivable, net.........................      6,132,357         6,530,429
Premiums receivable.......................................      4,849,575         3,652,463
Commissions receivable....................................      1,329,900         1,018,031
                                                            --------------  -----------------

Total.....................................................   $ 12,311,832        11,200,923
                                                            --------------  -----------------
                                                            --------------  -----------------

    The allowance for uncollectible accounts as of March 31, 1999 and December 31, 1998 consists of the following:

                                                            MARCH 31, 1999  DECEMBER 31, 1998
                                                            --------------  -----------------
Beginning balance.........................................    $   96,054           125,367
Provision for uncollectible accounts......................        22,210            96,624
Write-offs................................................        (8,661)         (125,937)
                                                            --------------  -----------------
Ending Balance............................................    $  109,603            96,054
                                                            --------------  -----------------
                                                            --------------  -----------------

(5) STOCKHOLDERS LOAN

    In May 1995, the Company entered into a repurchase agreement with stockholders (the "Agreement") whereby the Company agreed to repurchase from them an aggregate of 30 shares of common stock (529,412 shares as adjusted to give effect to the recapitalization of the Company in February 1997 whereby the Company exchanged 17,647.06 shares of Common Stock for each share of PEGI Common Stock held by the stockholders of PEGI) (the "Shares") of the Company. The aggregate purchase price for the Shares was $600,000 (including interest) to be paid in 24 installments of $25,000. The closing of the Agreement was subject to the Company's completion of a $600,000 distribution to the stockholders of the Company, pro rata based on the number of shares of common stock of the Company outstanding and paid to the stockholders of record on the Agreement date, without giving effect to the repurchase. The $600,000 distribution was made by the Company on May 26, 1995.

    Pursuant to a subsequent agreement made with the stockholders, the outstanding loan balance at December 31, 1995 was to be repaid in 23 monthly installments of $25,000 (including interest) commencing in February 1996. The outstanding balance of the above-referenced stockholder loan was paid in full during 1997.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(6) INCOME TAXES

    U.S. Federal and state income tax expense (benefit) consists of the following components:

FOR THE THREE MONTHS ENDED                                 CURRENT     DEFERRED      TOTAL
--------------------------------------------------------  ----------  -----------  ----------
March 31, 1999..........................................  $  223,405      (81,991)    141,414
March 31, 1998 (restated)...............................     402,110     (351,771)     50,339
March 31, 1997 (restated)...............................     129,590           --     129,590

    Income tax expense for the three months ended March 31, 1999, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

                                                             1999        1998         1997
                                                          ----------  -----------  ----------
Expected income tax expense.............................  $  202,384      189,996      60,132
State income tax, net...................................      22,099       13,217       7,074
Tax-exempt investment income............................     (89,375)     (65,904)    (19,061)
Travel and entertainment expense........................      16,938           --          --
"S Corporation" income..................................          --      (66,204)     96,305
Other, net..............................................     (10,632)     (20,766)    (14,860)
                                                          ----------  -----------  ----------
    Total income tax expense............................  $  141,414       50,339     129,590
                                                          ----------  -----------  ----------
                                                          ----------  -----------  ----------

    As a result of the business combination of NET Healthcare, an "S corporation," with the Company, a "C corporation," NET Healthcare's "S corporation" status ceased to exist. The unaudited pro forma information in the consolidated statements of operations reflects income tax expense had NET Healthcare been taxed as a "C corporation," of $208,229 and $13,241 for the three months ended March 31, 1998 and 1997, respectively.

    Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded for March 31, 1999, and December 31, 1998:

                                                                       1999           1998
                                                                   -------------  ------------
Deferred tax assets:
  Unearned premiums..............................................  $     465,023       411,176
  Reserve for unpaid losses and loss adjustment expenses.........      1,130,382       971,252
  Other, net.....................................................         59,105        59,105
                                                                   -------------  ------------
    Gross deferred tax assets....................................      1,654,510     1,441,533
                                                                   -------------  ------------

Deferred tax liabilities:
  Cash to accrual change.........................................       (338,239)     (284,575)
  Deferred acquisition costs.....................................       (769,382)     (680,291)
  Other, net.....................................................        (17,020)      (28,789)
                                                                   -------------  ------------
    Gross deferred tax liabilities...............................     (1,124,641)     (993,655)
                                                                   -------------  ------------
      Net deferred tax asset.....................................  $     529,869       447,878
                                                                   -------------  ------------
                                                                   -------------  ------------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(6) INCOME TAXES (CONTINUED)
    A valuation allowance has not been established as the Company believes it is more likely than not that the net deferred tax asset will be realized.

    The Company's reinsurance subsidiary is a Bermuda domiciled corporation. The reinsurance subsidiary is a "controlled foreign corporation" ("CFC") for United States federal income tax purposes. As a result, the Company includes in its gross income for United States federal income tax purposes its pro-rata share of the CFC's "subpart F income" even if such subpart F income is not distributed. Substantially all of the income of the reinsurance subsidiary's income is subpart F income.

    The Company has elected under section 953(d) of the Internal Revenue Code to tax its reinsurance subsidiary as a domestic corporation for U.S. income tax purposes. The Company does not believe this election has a material effect on its income tax expense.

(7) ANNUAL STATUTORY SOLVENCY REQUIREMENTS

    The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1998 was $10,531,208 and the amount required to be maintained by the Company was $3,163,000. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution. At March 31, 1999 and December 31, 1998, the Company was in compliance with this requirement.

(8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the three months ended March 31, 1999, 1998 and 1997:

                                                           1999          1998        1997
                                                       -------------  ----------  ----------
Net unpaid losses and loss adjustment expenses at
  beginning of period................................  $  13,878,892   6,107,613     199,390
                                                       -------------  ----------  ----------
Incurred related to:
  Current year.......................................      1,875,387   1,655,969   1,103,317
  Prior year.........................................        182,626          --          --
                                                       -------------  ----------  ----------
    Total incurred...................................      2,058,013   1,655,969   1,103,317
                                                       -------------  ----------  ----------
Paid related to:
  Current year.......................................         51,364          --      87,235
  Prior year.........................................             --          --          --
                                                       -------------  ----------  ----------
    Total paid.......................................         51,364          --      87,235
                                                       -------------  ----------  ----------
Net unpaid losses and loss adjustment expenses at end
  of period..........................................  $  15,885,541   7,763,582   1,215,472
                                                       -------------  ----------  ----------
                                                       -------------  ----------  ----------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(9) UNSECURED REVOLVING LINE OF CREDIT

    In May 1998, the Company obtained a $3 million unsecured revolving line of credit from a bank. The terms of the loan provide for monthly interest payments at the bank's prime lending rate (currently 7 3/4% per annum). The loan is renewable on an annual basis. As of March 31, 1999 and December 31, 1998, the aggregate amount outstanding under the line of credit was $1,150,000 and $1,850,000, respectively.

(10) SUBORDINATED CONVERTIBLE NOTES

    In May 1998, the Company consummated a private placement of $10,580,000 of 7% convertible subordinated notes (the "Notes") due May 2003. The principal amount of the Notes is convertible at the option of the noteholders into shares of the Company's common stock at a conversion price of $9.00 per share (the "Conversion Price") at any time prior to the earlier of the maturity date (May 12, 2003) or 10 business days after receipt of a termination notice. In the event (i) the closing bid price of the Company's common stock equals or exceeds $13.50 per share for twenty consecutive trading days during any period commencing upon satisfaction of one of the conditions contained in clause (ii) described herein and (ii) either a registration statement covering the shares of common stock issuable upon conversion of the Notes has been declared effective by the Securities and Exchange Commission and remains effective or at least two years has elapsed since the issuance date of the Notes and the shares of common stock issuable upon conversion of the notes are saleable, without restriction, under Rule 144(k) promulgated under the Securities Act of 1933, as amended, then the holders' right to convert the outstanding principal amount of the Notes shall be terminated by the Company by delivering to the holders a notice of termination (the "Termination Notice"), in which event (a) the holders will have the right at any time during 10 business days after receipt of the Termination Notice, in their sole discretion, to convert the outstanding principal amount of the Notes into shares of common stock of the Company at the Conversion Price, and (b) thereafter, the holders' option to convert shall terminate and the Notes may be prepaid by the Company, at any time prior to the Maturity Date, in whole or in part for the face amount thereof, together with all accrued and unpaid interest through the date of prepayment. As of March 31, 1999, the aggregate principal amount of Notes outstanding was $10,535,000. Notes in an aggregate principal amount of $45,000 were converted into 5,000 shares of common stock of the Company during the first quarter of 1999.

(11) SEGMENT REPORTING

    The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique marketing and distribution requirements.

    There are two reportable segments: insurance and employee staffing. The insurance segment sells, on behalf of others, business insurance principally to the franchise industry and provides reinsurance of certain workers' compensation and employers' liability insurance policies sold by the Company. The employee staffing segment provides temporary registered nurses and other professional medical personnel primarily to client hospitals.

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(11) SEGMENT REPORTING (CONTINUED)
    Certain information concerning the Company's reporting segments for the three months ended March 31, 1999, 1998 and 1997 is as follows:

                                                                      EMPLOYEE
1999                                                   INSURANCE      STAFFING       TOTALS
----------------------------------------------------  ------------  ------------  ------------
Revenues from external customers....................  $  4,257,500    10,852,976    15,110,476
Intersegment revenue................................         9,834            --         9,834
Interest revenue....................................       416,190            --       416,190
Segment profit......................................       655,453       819,124     1,474,577
Segment assets......................................    46,376,619    13,048,866    59,425,485

1998
-----------------------------------------------------
Revenues from external customers.....................  $  3,748,644   5,921,412     9,670,056
Interest revenue.....................................       385,985          --       385,985
Segment profit.......................................       554,636     189,965       744,601
Segment assets.......................................    27,897,131   9,551,508    37,448,639

1997
-----------------------------------------------------
Revenues from external customers.....................  $  2,823,531   2,244,934     5,068,465
Interest revenue.....................................       180,891          --       180,891
Segment profit.......................................       317,186    (173,384)      143,802
Segment assets.......................................    17,339,623   1,715,534    19,055,157

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(11) SEGMENT REPORTING (CONTINUED)
    Information for the Company's reportable segments relates to the enterprise's consolidated totals as follows:

REVENUES:                                               1999           1998          1997
--------------------------------------------------  -------------  ------------  ------------
Total revenues for reportable segments............  $  15,536,500    10,056,041     5,249,356
Intersegments revenue.............................         (9,834)           --            --
Unallocated corporate interest revenue............         18,975            --        33,058
                                                    -------------  ------------  ------------
Total consolidated revenues.......................  $  15,545,641    10,056,041     5,282,414
                                                    -------------  ------------  ------------
                                                    -------------  ------------  ------------

PROFIT OR LOSS:
--------------------------------------------------
Total profit or loss for reportable segments......  $   1,474,577       744,601       143,802
Unallocated amounts:
  General corporate expenses......................       (898,304)     (185,788)           --
  Corporate interest revenue......................         18,975            --        33,058
                                                    -------------  ------------  ------------
    Income before income taxes....................  $     595,248       558,813       176,860
                                                    -------------  ------------  ------------
                                                    -------------  ------------  ------------

ASSETS:
--------------------------------------------------
Total assets for reportable segments..............  $  59,425,485    37,448,639    19,055,157
Elimination of intersegment receivables...........       (496,699)     (889,341)           --
Unallocated general corporate assets..............      3,522,627       667,824     6,842,494
Elimination of receivable from corporate..........     (1,072,776)     (201,641)      (96,836)
                                                    -------------  ------------  ------------
  Total consolidated assets.......................  $  61,378,637    37,025,481    25,800,815
                                                    -------------  ------------  ------------
                                                    -------------  ------------  ------------

    Other items:

                                                        REPORTABLE   UNALLOCATED
                                                         SEGMENT      CORPORATE    CONSOLIDATED
1999                                                      TOTAL         TOTAL         TOTAL
------------------------------------------------------  ----------  -------------  ------------
Depreciation and amortization.........................  $  129,206        4,275        133,481
Amortization of deferred acquisition costs............   1,238,043           --      1,238,043


1998
------------------------------------------------------
Depreciation and amortization.........................  $  150,764           --        150,764
Amortization of deferred acquisition costs............     981,315           --        981,315

1997
------------------------------------------------------
Depreciation and amortization.........................  $   38,663           --         38,663
Amortization of deferred acquisition costs............     737,309           --        737,309

    The Company does not attribute revenues or long-lived assets by geographic areas. The Company does not have any single customer that can be identified as material when considering the Company's consolidated revenues.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           MARCH 31, 1999 (UNAUDITED)

(12) LITIGATION

    The Company is a defendant in various litigation matters considered to be in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

(13) UNAUDITED PRO FORMA INFORMATION

    Pro forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had NET Healthcare filed income tax returns as a taxable "C corporation" for 1998 and 1997.

(14) YEAR 2000

    Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company has developed a plan to address Year 2000 issues. The plan is based on the Company's primary software vendors having advised the Company that the necessary programming changes related to Year 2000 issues have been made and tested and that the software used by the Company can be upgraded to be Year 2000 compliant. During the first quarter of 1999 the Company completed the implementation of this upgrade. The additional costs associated with the implementation of the above project were not material.

    It is management's belief that for any suppliers who may not be Year 2000 compliant, such non-compliance will not have a material adverse effect on the Company's business. However, each major supplier's compliance will be assessed in light of their response.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes related thereto contained elsewhere in this Quarterly Report on Form 10-Q. In August 1998, the Company consummated the merger of NET Healthcare with and into one of the Company's wholly-owned subsidiaries, and in connection therewith issued 517,085 shares of common stock in exchange for all the outstanding common stock of NET Healthcare. The business combination was accounted for as a "pooling-of-interests" and, accordingly, our consolidated financial statements for applicable periods prior to the combination have been restated to include the accounts and results of operations of NET Healthcare.

GENERAL

    The Company engages in the following activities:

    - it provides temporary registered nurses and other professional medical personnel primarily to client hospitals;

    - it sells, on behalf of others, business insurance, including workers' compensation, property, liability, casualty, and other types of coverage, and provides risks management services, including cost containment, safety management and claims management services, designed for segments of the franchise industry (particularly fast food restaurants, family-style restaurants and convenience stores); and

    - it provides reinsurance for certain workers' compensation and employers' liability insurance policies it sells.

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

    INSURANCE. The Company is engaged in the property and casualty insurance business and has conducted business as a general agent on behalf of AIG, General Accident Insurance Company ("General Accident") and Kemper Insurance Companies ("Kemper") and as a reinsurer for certain workers' compensation insurance policies written by the Company on behalf of affiliates of AIG. Pursuant to our general agency agreements, the Company is authorized to solicit and bind insurance contracts on behalf of the insurers, collect and account for premiums on business it writes, and request cancellation or nonrenewal of any policy it places. The Company receives, as compensation pursuant to the terms of these general agency agreements, gross commissions on its business at rates which range from approximately 5% to 20%. The Company has written workers' compensation insurance since its inception in 1988 and in late 1995 began writing other forms of property and casualty insurance (such other forms of insurance being hereinafter referred to as "Package") for family style and fast food restaurants as a general agent for General Accident. In June 1996, General Accident advised the Company that it would no longer accept Package insurance risks for fast food restaurants. As a result, the Company became a general agent for Kemper during March 1997, through which it wrote Package as well as other forms of property and casualty insurance and workers' compensation insurance. In September 1998, Kemper advised the Company that it would no longer accept Package insurance risks for fast food restaurants but retained its contract with the Company to serve as a program administrator for certain risks.

    REINSURANCE. In December 1996, the Company formed a Bermuda subsidiary ("Preferred Reinsurance") and entered into a reinsurance agreement with affiliates of AIG pursuant to which Preferred Reinsurance acts as a reinsurer with respect to certain workers' compensation and employer's liability insurance policies in force with policy inception dates as of January 1, 1996 and subsequent which are written by the Company on behalf of affiliates of AIG. Preferred Reinsurance is required to provide affiliates of AIG, as security for the payment of losses, a combination of cash, United States government securities and/or an irrevocable letter of credit in an aggregate amount equal to 51.5% of the net written premiums ceded to Preferred Reinsurance pursuant to the insurance agreement less the amount of losses paid. Preferred Reinsurance receives, as compensation pursuant to the terms of the reinsurance agreement, the related net written premiums less certain program expenses and commissions and the losses paid associated with the business. Although Preferred Reinsurance assumes the risks associated with being a reinsurer, the reinsurance agreement limits the liability of Preferred Reinsurance for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the reinsurance agreement limits the aggregate liability of Preferred Reinsurance for all coverage to an amount not to exceed 70% of the gross written premiums for each individual underwriting year. Because the reinsurance agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the contract and formation of Preferred Reinsurance were accounted for as retroactive reinsurance. The reinsurance agreement with Preferred Reinsurance is terminable by either party upon the occurrence of certain events. In the event the Company's reinsurance agreement is terminated, the Company, in all likelihood, would be materially and adversely affected.

    The Company collects workers' compensation premiums from the insureds and remits the ceding commission (net of its commission) and reinsurance charge to affiliates of AIG and remits the net premium to Preferred Reinsurance. Commission income on workers' compensation business is recognized as income when premiums are billed. Package insurance premiums are principally collected by the insurance carrier. The package insurance carrier remits commissions to us monthly on package premiums it collects. Commission income on package business is recognized as income when premiums are due. Reinsurance premiums received are earned on a pro-rata basis over the term of the related coverage.

    For the three months ended March 31, 1999 the Company's total revenues were $15,546,000 as compared to $10,056,000 for the 1998 comparable period representing a net increase of $5,490,000. For the three months ended March 31, 1998, the Company's total revenues were $10,056,000 as compared to total revenues of $5,282,000 for the 1997 comparable period, representing a net increase of $4,774,000. For the three months ended March 31, 1999, approximately, 70%, 28% and 2% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively. For the three months ended March 31, 1998, approximately 59%, 36%, and 5% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively. For the three months ended March 31, 1997, approximately 42%, 46% and 12% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively.

    Historically, our employee staffing business has been seasonal with the demand for Travelers being the highest in first and fourth quarters of the calendar year (September through March), due largely to increased demand particularly during the peak tourist and winter home period in Florida.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    TOTAL REVENUES. Total revenues for the three months ended March 31,1999 were $15,546,000 compared to $10,056,000 for the 1998 comparable period, representing a net increase of $5,490,000 or 54.6%.

Total revenues for the three months ended March 31, 1998 were $10,056,000 compared to $5,282,000 for the 1997 comparable period, representing a net increase of $4,774,000 or 90.4%.

    The following tables provide a comparison of revenues for the three months ended March 31, 1999, 1998 and 1997 by category:

                                                                                             NET       PERCENTAGE
                                                                 1999           1998        CHANGE       CHANGE
                                                             -------------  ------------  ----------  -------------
Staffing Income............................................  $  10,853,000     5,921,000   4,932,000         83.3%
Premiums earned............................................      3,742,000     3,067,000     675,000         22.0%
Net commission income:
  Workers' compensation....................................        286,000       416,000    (130,000)       (31.3)%
  Package..................................................         54,000        89,000     (35,000)       (39.3)%
  Other, net...............................................         41,000        38,000       3,000          7.9%
                                                             -------------  ------------  ----------        -----
    Total net commission income............................        381,000       543,000    (162,000)       (29.8)%
    Net investment income..................................        435,000       386,000      49,000         12.7%
    Other income...........................................        135,000       139,000      (4,000)        (2.9)%
                                                             -------------  ------------  ----------        -----
    Total revenues.........................................  $  15,546,000    10,056,000   5,490,000        54.6%
                                                             -------------  ------------  ----------        -----
                                                             -------------  ------------  ----------        -----
Workers' compensation:
  Premiums collected.......................................  $   2,929,000     4,732,000
  Ratio of net commission income/premiums collected........            9.8%          8.8%
                                                             -------------  ------------
                                                             -------------  ------------

                                                                                             NET       PERCENTAGE
                                                                   1998          1997       CHANGE       CHANGE
                                                               -------------  ----------  ----------  -------------
Staffing Income..............................................  $   5,921,000   2,245,000   3,676,000        163.7%
Premiums earned..............................................      3,067,000   2,044,000   1,023,000         50.0%
Net commission income:
  Workers' compensation......................................        416,000     432,000     (16,000)        (3.7)%
  Package....................................................         89,000     102,000     (13,000)       (12.7)%
  Other, net.................................................         38,000     100,000     (62,000)       (62.0)%
                                                               -------------  ----------  ----------        -----
    Total net commission income..............................        543,000     634,000     (91,000)       (14.4)%
    Net investment income....................................        386,000     214,000     172,000         80.4%
    Other income.............................................        139,000     145,000      (6,000)        (4.1)%
                                                               -------------  ----------  ----------        -----
    Total revenues...........................................  $  10,056,000   5,282,000   4,744,000         90.4%
                                                               -------------  ----------  ----------        -----
                                                               -------------  ----------  ----------        -----
Workers' compensation:
  Premiums collected.........................................  $   4,732,000   4,219,000
  Ratio of net commission income/premiums collected..........            8.8%       10.2%
                                                               -------------  ----------
                                                               -------------  ----------

1999 COMPARED TO 1998

    Staffing income increased $4,932,000 as a result of the acquisition of certain of the assets of Travel Nurse (acquired in March 1998) and the increase in business related to the acquisition of NET Healthcare. Premiums earned increased $675,000 or 22.0% for the three months ended March 31, 1999 as compared to the prior year as a result of new business and renewals of the prior year business and increased retention. Workers' compensation commission income decreased $130,000 or 31.3% for the three months ended March 31,1999 as compared to the prior year as a result of the decrease in premiums collected of $1,803,000, which is attributable to the decrease in the workers' compensation book of business. Package commission income decreased $35,000 of 39.3% for the three months ended March 31, 1999 as compared to the prior year as a result of a reduction in the business written for fast food restaurants. Other net commission income increased $3,000 or 7.9% for the three months ended March 31, 1999 as compared to the prior year as a result of the increase in volume of small business plan premiums collected. Net investment income increased $49,000 or 12.7% for the three months ended March 31, 1999 as compared to the prior year as a result of premiums received and invested by Preferred Reinsurance and the income earned on the net proceeds received from the sale of the Company's 7% convertible subordinated notes in May 1998. Other income decreased $4,000 or 2.9% as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1(c) to the Company's consolidated financial statements.

    TOTAL OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 1999 were $14,611,000 compared to $9,195,000 for the 1998 comparable period, representing an increase of $5,416,000 or 58.9%. Total operating expenses for the three months ended March 31, 1998 were $9,195,000 compared to $4,989,000 for the 1997 comparable period, representing an increase of $4,206,000 or 84.3%.

    The following tables provide a comparison of total expenses for the three months ended March 31, 1999, 1998 and 1997 by category:

                                                                                             NET      PERCENTAGE
                                                                   1999          1998       CHANGE      CHANGE
                                                               -------------  ----------  ----------  -----------
Staffing costs...............................................  $   8,328,000   4,777,000   3,551,000        74.3%
Losses and loss adjustment expenses incurred.................      2,058,000   1,656,000     402,000        24.3%
Amortization of deferred acquisition costs...................      1,238,000     981,000     257,000        26.2%
Other operating expenses.....................................      2,987,000   1,781,000   1,206,000        67.7%
                                                               -------------  ----------  ----------       -----
    Total operating expenses.................................  $  14,611,000   9,195,000   5,416,000        58.9%
                                                               -------------  ----------  ----------       -----
                                                               -------------  ----------  ----------       -----

                                                                                             NET      PERCENTAGE
                                                                    1998         1997       CHANGE      CHANGE
                                                                ------------  ----------  ----------  -----------
Staffing costs................................................  $  4,777,000   1,864,000   2,913,000       156.3%
Losses and loss adjustment expenses incurred..................     1,656,000   1,103,000     553,000        50.1%
Amortization of deferred acquisition costs....................       981,000     737,000     244,000        33.1%
Other operating expenses......................................     1,781,000   1,285,000     496,000        38.6%
                                                                ------------  ----------  ----------       -----
    Total operating expenses..................................  $  9,195,000   4,989,000   4,206,000        84.3%
                                                                ------------  ----------  ----------       -----
                                                                ------------  ----------  ----------       -----

    Staffing costs increased $3,551,000 consistent with the increase in staffing revenues for the three months ended March 31, 1999 as discussed above. Losses and loss adjustment expenses increased $402,000 or 24.3% which is consistent with the increase in premiums earned for the three months ended March 31, 1999 as discussed above. For the quarter ended March 31, 1999, the Company's ratio of losses incurred to premiums earned was approximately 55%. Amortization of deferred acquisition costs increased $257,000 or 26.2% which is also consistent with the increase in premiums earned for the first quarter as discussed above. Other operating expenses increased $1,206,000 or 67.7%. The following table provides a comparison of other operating expenses for the three months ended March 31, 1999 and 1998 by category:

                                                                                             NET      PERCENTAGE
                                                                    1999         1998       CHANGE      CHANGE
                                                                ------------  ----------  ----------  -----------
Personnel costs...............................................  $  1,757,000   1,081,000     676,000        62.5%
Occupancy costs...............................................       218,000     121,000      97,000        80.2%
Professional fees.............................................       275,000     143,000     132,000        92.3%
Other operating expenses......................................       737,000     436,000     301,000        69.0%
                                                                ------------  ----------  ----------       -----
    Total other operating expenses............................  $  2,987,000   1,781,000   1,206,000        67.7%
                                                                ------------  ----------  ----------       -----
                                                                ------------  ----------  ----------       -----

    Personnel expenses increased $676,000 or 62.5% as a result of salary increases together with the increased staff related to the acquisition of the assets of Travel Nurse and the growth in the business of NET Healthcare. Occupancy expenses increased $97,000 or 80.2% principally as a result of the lease of additional office space and relocation of our subsidiary Preferred Healthcare Staffing, Inc. Professional fees increased $132,000 or 92.3% principally as a result of increased legal and accounting fees associated with various corporate and acquisition matters. Other operating expenses increased $301,000 or 69.0% primarily related to the following: (i) increased insurance expense of $28,000, (ii) increased corporate fees and services of $29,000, (iii) increased investment and service fees of $38,000, and (iv) increased advertising and promotion expenses of $101,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Corporate fees and services, advertising and promotion, and investment and service fees increased as a result of the expansion of the business of NET Healthcare and the acquisition of the assets of Travel Nurse.

    TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the three months ended March 31, 1999 were $340,000 compared to $303,000 for the 1998 comparable period. Interest expense increased $79,000 as a result of the Company's private placement in May 1998 of 7% convertible subordinated notes in the aggregate principal amount of $10,580,000 and borrowings under a revolving line of credit. Amortization of intangible assets and other non-operating expenses decreased $42,000, primarily related to the acquisition of NET Healthcare.

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

    At March 31, 1999, net cash and investments were $34,791,000 (net of premiums payable of $3,016,000). Net cash provided by operating activities increased to $4,715,000 in 1999 from $1,515,000 in the first quarter of 1998, an increase of $3,200,000. This increase resulted primarily from a decrease in accounts receivable of $1,744,000 and increases in unpaid losses and loss adjustment expenses, premiums, commissions and other insurance balances and unearned premiums of $351,000, $554,000 and $143,000, respectively. The decrease in accounts receivable is primarily associated with increased collection efforts of the staffing company during the first quarter of 1999. The increases in unpaid losses and loss adjustment expenses and premiums, commissions and other insurance balances are consistent with the increase in premiums earned during the first quarter of 1999. The increase in unearned premiums is consistent with an increase in reinsurance premiums receivable during the first quarter of 1999.

    Cash flows used in investing activities decreased to $407,000 for the three months ended March 31, 1999 from $2,571,000 for the three months ended March 31, 1998, a decrease of $2,164,000. This decrease resulted primarily from the increase of net security purchases of $2,710,000 and the acquisition of certain of the assets of Travel Nurse for $5,000,000 in cash during the first quarter of 1998 as discussed in the Note 1(b) to our consolidated financial statements included herein.

    A decrease in cash flows from financing activities for the three months ended March 31, 1999 reflects the repayment of a portion of the revolving line of credit of $700,000 and payment of bank overdraft of $518,000, compared to the repayment of bank overdraft of $38,000 for the comparable period in 1997.

    FINANCINGS. In May 1998, Preferred Staffing entered into a $3,000,000 unsecured revolving line of credit with a bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility bear interest at the bank's base rate of interest. Interest under the Credit Facility is due and payable monthly and all unpaid principal and interest is due on May 2, 2000. The Company has renewed the Credit Facility for an additional one year term. Outstanding borrowings under the Credit Facility are secured by our guarantee. As of March 31, 1999, outstanding borrowings under the Credit Facility were approximately $1,150,000 and bore interest at the rate of 7 3/4% per annum.

    In May 1998, we also consummated a $10,580,000 private placement of 7% convertible subordinated notes due May 2003. The principal amount of the notes is convertible at the option of the holder into shares of our common stock, at a conversion price of $9.00 per share, at any time prior to the earlier of May 12, 2003 or ten business days after the receipt of a termination notice (as defined in the notes). The notes generally prohibit or restrict, among other things, our ability to incur liens and indebtedness, make certain fundamental corporate changes and specified investments and conduct certain transactions with affiliates. At March 31, 1999, the principal amount outstanding under the 7% convertible subordinated notes was $10,535,000.

    We believe that our existing cash balances and cash flows from activities will be adequate to meet our current operations, including expected capital expenditures, for at least the next twelve months. In connection with our current business strategy of making strategic acquisitions, we may seek additional funds through equity and /or debt financings. There can be no assurance that any such additional debt or equity financings will be available to us, or if available, will be on favorable terms to us.

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

    We have developed a plan with respect to evaluating and upgrading our core information technology systems so that they are Year 2000 compliant. Two vendors primarily supply software to us for use in our operations. One vendor supplies the software used by our insurance operations and another vendor supplies the software used by our staffing operations. The vendors have each advised us that the latest upgrades of the software used in our operations are Year 2000 compliant. We implemented these software upgrades, and we are currently testing the upgraded software for Year 2000 compliancy. We intend to finish the testing step during the first half of 1999. The historical and currently projected costs relating to these upgrades and Year 2000 compliance are not material.

    We are in the process of developing a plan with respect to evaluating and upgrading our non-core information technology systems and other systems using embedded technology so that they will be Year 2000 compliant. We expect to complete and implement that plan during the second quarter of 1999.

    We also intend to make inquiries of other third parties supplying us with products and services to receive assurances that they are Year 2000 complaint. We believe that we will complete that review by the end of the second quarter of 1999.

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

    If we or third parties with which we have relationships were to cease or not successfully complete Year 2000 remediation efforts, we could encounter disruptions to our business. In addition, we could be materially and adversely impacted by widespread economic or financial market disruption, or by Year 2000 computer system failures of third parties, that may generally occur as a result of the Year issues.

    Certain statements relationing to the Year 2000 issues are forward-looking statements and have been made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods or plans for future periods to differ materially from those described herein as anticipated, believed or estimated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK.

      Not Applicable.

                           PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.
           Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           Not Applicable.

ITEM 5.    OTHER INFORMATION.
           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           (a)  The following exhibits are included in this Quarterly Report a Form
                10-Q:

           EXHIBIT    DESCRIPTION OF DOCUMENT
           27.1       Financial Data Schedule

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PREFERRED EMPLOYERS HOLDINGS, INC.

                                By:           /s/ WILLIAM R. DRESBACK
                                     -----------------------------------------
                                     William R. Dresback
                                     Senior Vice President and Chief Financial
                                     Officer (principal and chief accounting
                                     officer and duly authorized to sign on
Date: May 14, 1999                   behalf of the Registrant)