Form 10-Q
period 1999-06-30
PREFERRED EMPLOYERS HOLDINGS INC
filed 1999-08-13
CIK 1023695

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                         COMMISSION FILE NUMBER 1-12677

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

    The number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1999 was 5,247,085 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.

                 FORM 10-Q--FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                                                                PAGE
                                                                                                              ---------
PART I --        FINANCIAL INFORMATION
Item - 1 --      Quarterly Financial Statements
                 Consolidated Balance Sheets................................................................          3
                 Consolidated Statements of Operations......................................................          4
                 Consolidated Statements of Cash Flows......................................................          6
                 Notes to Consolidated Financial Statements.................................................          8
Item - 2 --      Management's Discussion and Analysis of Financial Condition and Results of Operations......         23
Item - 3 --      Quantitative and Qualitative Discussions About Market Risk.................................         30

PART II --       OTHER INFORMATION
Item - 1 --      Legal Proceedings..........................................................................         31
Item - 2 --      Changes in Securities and Use of Proceeds..................................................         31
Item - 3 --      Defaults Upon Senior Securities............................................................         31
Item - 4 --      Submission of Matters to a Vote of Security Holders........................................         31
Item - 5 --      Other Information..........................................................................         31
Item - 6 --      Exhibits and Reports on Form 8-K...........................................................         31
SIGNATURE...................................................................................................         32

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                                 JUNE 30, 1999  DECEMBER 31, 1998
                                                                                 -------------  -----------------
                                                     ASSETS
Investments:
  Held-to-maturity securities, at amortized cost (fair value of $19,438,700 in
    1999 and $15,692,019 in 1998)..............................................  $  19,610,103       15,454,481
  Held-to-maturity securities, at amortized cost-restricted (fair value of
    $9,191,460 in 1999 and $8,388,009 in 1998).................................      9,265,583        8,257,053
  Short-term investments.......................................................      3,852,725        7,032,027
                                                                                 -------------  -----------------
  Total investments............................................................     32,728,411       30,743,561
Cash...........................................................................      6,785,535        3,714,883
Accrued investment and interest income.........................................        471,100          408,538
Accounts, commissions and premiums receivables, net............................     11,899,245       11,200,923
Deferred acquisition costs.....................................................      2,083,056        1,807,841
Property and equipment, net....................................................        939,341          897,625
Deferred tax assets............................................................        827,594          447,878
Deposits.......................................................................        436,719          344,165
Goodwill and other intangible assets, net......................................      4,688,896        4,805,560
Prepaid expenses...............................................................        777,414          427,502
Deferred convertible note issue costs..........................................        863,507          979,137
Other assets...................................................................        490,269          629,814
                                                                                 -------------  -----------------
    Total assets...............................................................  $  62,991,087       56,407,427
                                                                                 -------------  -----------------
                                                                                 -------------  -----------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable................................................................  $  11,021,417       12,430,000
  Unpaid losses and loss adjustment expenses...................................     18,113,136       13,878,892
  Premiums, commissions and other insurance balances payable...................      7,243,435        7,175,659
  Unearned premiums............................................................      6,295,120        5,463,405
  Accounts payable and accrued expenses........................................      2,124,095        1,588,326
  Escrow and trust funds.......................................................      3,666,111        1,891,966
  Other liabilities............................................................        784,183        1,002,317
                                                                                 -------------  -----------------
    Total liabilities..........................................................     49,247,497       43,430,565
                                                                                 -------------  -----------------
Shareholders' equity:
  Common stock, $0.01 par value; authorized 20,000,000 shares; issued 5,776,497
    shares in 1999 and 5,771,497 shares in 1998................................         57,765           57,715
  Additional paid-in capital...................................................      9,936,512        9,891,562
  Retained earnings............................................................      4,254,870        3,533,142
                                                                                 -------------  -----------------
    Total shareholders' equity.................................................     14,249,147       13,482,419
  Treasury stock, at cost, 529,412 shares......................................       (505,557)        (505,557)
                                                                                 -------------  -----------------
    Net shareholders' equity...................................................     13,743,590       12,976,862
                                                                                 -------------  -----------------
    Total liabilities and shareholders' equity.................................  $  62,991,087       56,407,427
                                                                                 -------------  -----------------
                                                                                 -------------  -----------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

 FOR THE THREE MONTHS ENDED JUNE 30, 1999, 1998 (RESTATED) AND 1997 (RESTATED)

                                                                                               (RESTATED)   (RESTATED)
                                                                                     1999         1998         1997
                                                                                  -----------  -----------  ----------
Revenues:
  Staffing income...............................................................  $11,318,878   8,941,998   2,419,269
  Premiums earned...............................................................    4,141,662   4,349,917   2,625,364
  Net commission income.........................................................      341,086     526,585     497,072
  Net investment income.........................................................      456,760     505,561     505,994
  Other income..................................................................       75,790     125,426     142,977
                                                                                  -----------  -----------  ----------
    Total revenues..............................................................   16,334,176  14,449,487   6,190,676
                                                                                  -----------  -----------  ----------
Expenses:
  Staffing costs................................................................    8,732,954   6,820,469   2,150,538
  Losses and loss adjustment expenses incurred..................................    2,277,914   2,348,955   1,422,830
  Amortization of deferred acquisition costs....................................    1,371,322   1,464,038     952,255
  Other operating expenses......................................................    3,339,802   2,738,872   1,382,855
                                                                                  -----------  -----------  ----------
    Total expenses..............................................................   15,721,992  13,372,334   5,908,478
                                                                                  -----------  -----------  ----------
Operating income before income taxes............................................      612,184   1,077,153     282,198
                                                                                  -----------  -----------  ----------
Interest expense................................................................      255,513     256,635     162,997
Amortization of intangible assets and other non-operating expenses..............       81,131     138,060          --
                                                                                  -----------  -----------  ----------
    Total non-operating expenses................................................      336,644     394,695     162,997
                                                                                  -----------  -----------  ----------
Income before income taxes......................................................      275,540     682,458     119,201
Income taxes....................................................................        7,646      91,629      41,233
                                                                                  -----------  -----------  ----------
  Net income....................................................................  $   267,894     590,829      77,968
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
Net income-basic................................................................  $   267,894     590,829      77,968
Impact of potential common shares-convertible notes.............................      152,536      79,287          --
                                                                                  -----------  -----------  ----------
Net income-diluted..............................................................  $   420,430     670,116      77,968
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
Weighted average outstanding shares-basic.......................................    5,247,085   5,242,085   5,242,085
Impact of potential common shares-convertible notes.............................    1,170,000     581,044          --
                                                                                  -----------  -----------  ----------
Common shares and common shares equivalents used in computing net earnings per
  shares-diluted................................................................    6,417,085   5,823,129   5,242,085
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
Net basic earnings per share....................................................  $      0.05        0.11        0.01
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
Net diluted earnings per share..................................................  $      0.05        0.11        0.01
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
PRO FORMA INFORMATION (NOTES 6 AND 13):
Historical income before income taxes...........................................  $   275,540     682,458     119,201
Pro forma income tax provision..................................................        7,646     256,350       5,229
                                                                                  -----------  -----------  ----------
Pro forma net income............................................................  $   267,894     426,108     113,972
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
Pro forma net income-basic......................................................  $   267,894     426,108     113,972
Impact of potential common shares-convertible notes.............................      152,536      79,287          --
                                                                                  -----------  -----------  ----------
Pro forma net income-diluted....................................................  $   420,430     505,395     113,972
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
Weighted average outstanding shares-basic.......................................    5,247,085   5,242,085   5,242,085
Impact of potential common shares-convertible notes.............................    1,170,000     581,044          --
                                                                                  -----------  -----------  ----------
Weighted average outstanding shares-diluted.....................................    6,417,085   5,823,129   5,242,085
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
Pro forma net basic earnings per share..........................................  $      0.05        0.08        0.02
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------
Pro forma net diluted earnings per share........................................  $      0.05        0.08        0.02
                                                                                  -----------  -----------  ----------
                                                                                  -----------  -----------  ----------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

  FOR THE SIX MONTHS ENDED JUNE 30, 1999, 1998 (RESTATED) AND 1997 (RESTATED)

                                                                                               (RESTATED)   (RESTATED)
                                                                                     1999         1998         1997
                                                                                  -----------  -----------  -----------
Revenues:
  Staffing income...............................................................  $22,171,854  14,863,410    4,664,203
  Premiums earned...............................................................    7,883,505   7,416,526    4,669,794
  Net commission income.........................................................      721,824   1,069,715    1,131,386
  Net investment income.........................................................      891,924     891,546      719,646
  Other income..................................................................      210,709     264,331      288,061
                                                                                  -----------  -----------  -----------
    Total revenues..............................................................   31,879,816  24,505,528   11,473,090
                                                                                  -----------  -----------  -----------
Expenses:
  Staffing costs................................................................   17,060,963  11,596,918    4,014,249
  Losses and loss adjustment expenses incurred..................................    4,335,927   4,004,924    2,526,147
  Amortization of deferred acquisition costs....................................    2,609,364   2,445,353    1,689,564
  Other operating expenses......................................................    6,326,620   4,519,855    2,667,109
                                                                                  -----------  -----------  -----------
    Total expenses..............................................................   30,332,874  22,567,050   10,897,069
                                                                                  -----------  -----------  -----------
Operating income before income taxes............................................    1,546,942   1,938,478      576,021
                                                                                  -----------  -----------  -----------
Interest expense................................................................      536,691     458,585      279,960
Amortization of intangible assets and other non-operating expenses..............      139,463     238,621           --
                                                                                  -----------  -----------  -----------
    Total non-operating expenses................................................      676,154     697,206      279,960
                                                                                  -----------  -----------  -----------
Income before income taxes......................................................      870,788   1,241,272      296,061
Income taxes....................................................................      149,060     141,968      170,823
                                                                                  -----------  -----------  -----------
  Net income....................................................................  $   721,728   1,099,304      125,238
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Net income-basic................................................................  $   721,728   1,099,304      125,238
Impact of potential common shares-convertible notes.............................      306,633      79,287           --
                                                                                  -----------  -----------  -----------
Net income-diluted..............................................................  $ 1,028,361   1,178,591      125,238
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Weighted average outstanding shares-basic.......................................    5,247,085   5,242,085    4,815,704
Impact of potential common shares-convertible notes.............................    1,170,000     292,127           --
                                                                                  -----------  -----------  -----------
Common shares and common shares equivalents used in computing net earnings per
  shares-diluted................................................................    6,417,085   5,534,212    4,815,704
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Net basic earnings per share....................................................  $      0.14        0.21         0.03
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Net diluted earnings per share..................................................  $      0.14        0.21         0.03
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
PRO FORMA INFORMATION (NOTES 6 AND 13):
Historical income before income taxes...........................................  $   870,787   1,241,272      296,061
Pro forma income tax provision..................................................      149,060     464,578      102,122
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Pro forma net income............................................................  $   721,728     776,694      193,939
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Pro forma net income-basic......................................................  $   721,728     776,694      193,939
Impact of potential common shares-convertible notes.............................      306,633      79,287           --
                                                                                  -----------  -----------  -----------
Pro forma net income-diluted....................................................  $ 1,028,361     855,981      193,939
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Weighted average outstanding shares-basic.......................................    5,247,085   5,242,085    4,815,704
Impact of potential common shares-convertible notes.............................    1,170,000     292,127           --
                                                                                  -----------  -----------  -----------
Weighted average outstanding shares-diluted.....................................    6,417,085   5,534,212    4,815,704
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Pro forma net basic earnings per share..........................................  $      0.14        0.15         0.04
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Pro forma net diluted earnings per share........................................  $      0.14        0.15         0.04
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

 FOR THE THREE MONTHS ENDED JUNE 30, 1999, 1998 (RESTATED) AND 1997 (RESTATED)

                                                                                       (RESTATED)     (RESTATED)
                                                                          1999            1998           1997
                                                                      -------------  --------------  -------------
Cash flow from operating activities:
  Net Income........................................................  $     267,894         590,829         77,968
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................        185,542         219,880         60,430
    Loss on sale of property and equipment..........................         22,799              --             --
    Amortization of deferred acquisition costs......................      1,371,321       1,464,038        952,255
    Deferred income taxes...........................................       (297,725)       (477,630)            --
    Provision for uncollectible accounts............................         (7,275)        (38,969)        18,107
  Change in:
    Accrued investment and interest income..........................       (148,625)        (13,453)      (173,941)
    Accounts, commissions and premiums receivable...................        419,862      (4,380,750)       395,959
    Deferred acquisition costs......................................     (1,409,782)     (3,288,725)    (1,689,564)
    Unpaid losses and loss adjustment expenses......................      2,227,595       2,155,636      1,335,597
    Unearned premiums...............................................        116,228       3,846,284       (348,461)
    Premiums, commissions and other insurance balances..............     (1,147,581)       (718,749)      (931,135)
    Accounts payable and accrued expenses...........................        (64,090)        725,115        464,494
    Other, net......................................................        883,949         (75,013)       404,287
                                                                      -------------  --------------  -------------
      Net cash provided by operating activities.....................      2,420,112           8,493        565,996
                                                                      -------------  --------------  -------------
Cash flow from investing activities:
  Purchases of short-term investments, net..........................     (1,726,055)    (10,922,753)    (2,329,458)
  Proceeds from disposal of property and equipment..................          6,000              --             --
  Purchases of property and equipment...............................        (55,368)        (32,529)      (111,450)
                                                                      -------------  --------------  -------------
      Net cash used in investing activities.........................     (1,775,423)    (10,955,282)    (2,440,908)
                                                                      -------------  --------------  -------------
Cash flow from financing activities:
  Proceeds from subordinated convertible notes payable..............             --       9,621,914             --
  Repayment of shareholder loan.....................................             --              --        (75,000)
  Borrowings from revolving line of credit, net.....................             --       2,000,000        699,195
  Repayment of line of credit.......................................       (663,583)             --       (289,271)
  Other, net........................................................             --          (2,830)       (20,635)
                                                                      -------------  --------------  -------------
      Net cash (used in) provided by financing activities...........       (663,583)     11,619,084        314,289
                                                                      -------------  --------------  -------------
Net increase (decrease) in cash.....................................        (18,894)        672,295     (1,560,623)
Cash at beginning of period.........................................      6,804,429       3,028,300      5,576,023
                                                                      -------------  --------------  -------------
Cash at end of period...............................................  $   6,785,535       3,700,595      4,015,400
                                                                      -------------  --------------  -------------
                                                                      -------------  --------------  -------------
Supplemental disclosure of cash flow information:
  Income taxes paid.................................................  $     343,000         950,000             --
                                                                      -------------  --------------  -------------
                                                                      -------------  --------------  -------------
  Interest paid.....................................................  $     195,750         135,010        180,134
                                                                      -------------  --------------  -------------
                                                                      -------------  --------------  -------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

  FOR THE SIX MONTHS ENDED JUNE 30, 1999, 1998 (RESTATED) AND 1997 (RESTATED)

                                                                                           (RESTATED)     (RESTATED)
                                                                               1999           1998           1997
                                                                           -------------  -------------  -------------
Cash flow from operating activities:
  Net Income.............................................................  $     721,728      1,099,304        125,238
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................        372,432        370,644        104,972
    Loss on sale of property and equipment...............................         22,799             --             --
    Amortization of deferred acquisition costs...........................      2,609,364      2,445,353      1,689,564
    Deferred income taxes................................................       (379,716)      (829,401)            --
    Provision for uncollectible accounts.................................          6,274        (22,420)        44,428
  Change in:
    Accrued investment and interest income...............................        (62,562)        54,521       (173,941)
    Accounts, commissions and premiums receivable........................       (704,596)    (7,248,897)     3,085,775
    Deferred acquisition costs...........................................     (2,884,579)    (3,940,329)    (1,689,564)
    Unpaid losses and loss adjustment expenses...........................      4,234,244      3,811,605      2,351,679
    Unearned premiums....................................................        831,715      4,419,082       (951,896)
    Premiums, commissions and other insurance balances...................         67,776        (56,989)      (953,252)
    Accounts payable and accrued expenses................................        535,769      1,535,746      1,367,841
    Other, net...........................................................      1,764,154       (114,348)     2,038,763
                                                                           -------------  -------------  -------------
      Net cash provided by operating activities..........................      7,134,801      1,523,871      7,039,607
                                                                           -------------  -------------  -------------
Cash flow from investing activities:
  Purchase of subsidiary.................................................             --     (5,000,000)            --
  Purchases of short-term investments, net...............................     (1,984,850)    (8,471,577)   (19,735,394)
  Proceeds from disposal of property and equipment.......................          6,000             --             --
  Purchases of property and equipment....................................       (203,671)       (54,897)      (172,452)
                                                                           -------------  -------------  -------------
      Net cash used in investing activities..............................     (2,182,520)   (13,526,474)   (19,907,846)
                                                                           -------------  -------------  -------------
Cash flow from financing activities:
  Proceeds from sale of common stock.....................................             --             --     10,384,324
  Proceeds from subordinated convertible notes payable...................             --      9,621,914             --
  Repayment of shareholder loan..........................................             --             --       (150,000)
  Borrowings from revolving line of credit, net..........................             --      2,000,000      1,579,195
  Repayment of line of credit............................................     (1,363,583)            --       (568,987)
  Bank overdraft.........................................................       (518,046)       (38,327)            --
  Other, net.............................................................             --         (5,660)        (5,660)
                                                                           -------------  -------------  -------------
      Net cash (used in) provided by financing activities................     (1,881,629)    11,577,927     11,238,872
                                                                           -------------  -------------  -------------
Net increase (decrease) in cash..........................................      3,070,652       (424,676)    (1,629,367)

Cash at beginning of period..............................................      3,714,883      4,125,271      5,644,767
                                                                           -------------  -------------  -------------
Cash at end of period....................................................  $   6,785,535      3,700,595      4,015,400
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------
Supplemental disclosure of cash flow information:
  Income taxes paid......................................................  $     523,000        950,000             --
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------
  Interest paid..........................................................  $     417,844        343,983        267,876
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Preferred Employers Holdings, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998.

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

    (B) ORGANIZATION

    Preferred Employers Holding, Inc. is the successor company to Preferred Employers Group, Inc. ("PEGI"). Except as otherwise specified or when the context otherwise requires, references to the Company herein include Preferred Employers Holdings, Inc. and PEGI, through which the Company conducts certain of its business operations.

    In March 1998, the Company, through a wholly-owned subsidiary, consummated the purchase of substantially all the assets of HSSI Travel Nurse Operations, Inc., ("Travel Nurse") a wholly-owned subsidiary of Hospital Staffing Services, Inc., for $5.0 million in cash. Based in Ft. Lauderdale, Florida since 1981, Travel Nurse has provided registered nurses and other professional medical personnel, often referred to as "Travelers," primarily to client hospitals in the United States and the Caribbean on a contractual basis for periods generally ranging from 8 to 52 weeks.

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company was appointed as a general agent ("GA") by the American International Group of Companies ("AIG"), a major group of international insurance carriers, on January 1, 1993. In this regard, the Company is authorized to write workers' compensation as well as other forms of "property and casualty" business (such other forms of insurance being hereinafter referred to as "Package") on behalf of AIG. In addition, the Company was appointed as a GA by General Accident Insurance Company of America ("GAIC") on September 1, 1994, with the authority to write all forms of commercial property and casualty business for family style and fast-food restaurants. On June 11, 1996, GAIC advised the Company that it would no longer write Package insurance for fast-food restaurants; however, on March 20, 1997, the Company was appointed as a GA by the Kemper Group of Insurance Companies ("Kemper") with the authority to write workers' compensation and other forms of commercial property and casualty business for family style and fast-food restaurants and convenience stores. In September 1998, Kemper advised the Company that they would no longer accept Package insurance risks for fast food restaurants, but retained its contract with the Company to serve as a program administrator for certain risks. On June 1, 1999, the Company entered into an agreement with a division of United States Fidelity and Guaranty Company to provide Package insurance for franchise, fast food and family style restaurants.

    (C) INSURANCE OPERATIONS

    In 1996, the Company formed a Bermuda licensed reinsurance subsidiary (the "Reinsurer") and entered into a reinsurance agreement (the "Agreement") with certain affiliates of AIG during the fourth quarter of 1996. The Agreement provides that the Reinsurer assume certain workers' compensation and employer's liability insurance policies from AIG with policy inception dates as of January 1, 1996 and subsequent. Although the Reinsurer assumes the risks associated with being a reinsurer, the Agreement limits the liability of the Reinsurer for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the Agreement limits the aggregate liability of the Reinsurer for all coverage to an amount not to exceed 70% of the gross written premium for each individual underwriting year.

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

                           JUNE 30, 1999 (UNAUDITED)

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

    Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below is as follows:

                                                           PROSPECTIVE         COMPOSITE
                                                              METHOD     RETROACTIVE/PROSPECTIVE
YEARS                                                      (PRO FORMA)         (ACTUAL)
---------------------------------------------------------  ------------  ---------------------
1996.....................................................  $  1,658,000           324,000
1997.....................................................     1,288,000         1,372,000
1998.....................................................       400,000           840,000
1999.....................................................       332,000           658,000
2000.....................................................       300,000           563,000
2001.....................................................       282,000           503,000
                                                           ------------        ----------
                                                           $  4,260,000         4,260,000
                                                           ------------        ----------
                                                           ------------        ----------

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In August 1998, the Company issued 517,085 shares of its common stock in exchange for all of the outstanding common stock of NET Healthcare, an employee staffing company and provider of temporary registered nurses and other professional medical personnel, primarily to client hospitals. This business combination was accounted for as a pooling-of-interests combination.

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

    During 1995, NET Healthcare entered into a line of credit with a shareholder to provide a total of $190,000 to fund the working capital requirements of NET Healthcare. The line of credit bore interest at the rate of 5% per annum. In March 1996, NET Healthcare entered into an additional line of credit with a shareholder collateralized by outstanding accounts receivable. Interest was payable at the rate of 2% per month on average outstanding balances. In May 1996, the agreement was amended to allow for additional funding. In May 1997, the agreement was further amended to increase the interest rate by .5% per month on approximately $600,000 of the balance of the line of credit. The amended line of credit, effective April 1, 1998, established a rate of interest of 10% per annum and eliminated restrictive covenants included in the original agreement. Interest expense related to the line of credit amounted to $215,030 and $267,959 for the six months ended June 30, 1998 and 1997, respectively. The aggregate outstanding balance together with its related accrued interest expense was paid in full subsequent to the merger of NET Healthcare and the Company.

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

    (E) INVESTMENTS

    Fixed maturity securities which the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reported at amortized cost. Fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" and are reported at fair value, with unrealized gains and losses included in income. Fixed

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) maturity and equity securities not classified as either held to maturity or trading are classified as "available for sale" and are reported at fair value, with unrealized gains and losses (net of deferred taxes) charged or credited as a separate component of shareholders' equity.

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

    (J) EARNINGS PER SHARE

    Earnings per common share is based upon the weighted average number of common shares outstanding during each period. On December 31, 1998, the Company adopted SFAS No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires specific computations, presentations and disclosures for earnings per share
(EPS) amounts in order to make EPS amounts more compatible with international accounting standards. Stock options outstanding at June 30, 1999, 1998 and 1997 of 1,263,000, 616,500 and 250,000, respectively, had no effect on diluted earnings per share amounts.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In May 1998, the Company consummated a private placement of 7% convertible subordinated notes due May 12, 2003 in the aggregate principal amount of $10,580,000. Principal balances outstanding as of June 30, 1999 and December 31, 1998 were $10,535,000 and $10,580,000, respectively. The effect on diluted earnings per share amounts is presented in the accompanying consolidated statements of operations.

    (K) RECLASSIFICATIONS

    Certain items in the Company's 1998 and 1997 financial statements have been reclassified to conform them with the presentation of the Company's financial statements as of and for the three months and six months ended June 30, 1999.

(2) INVESTMENTS

    At June 30, 1999 and December 31, 1998, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

    Bonds with an amortized cost of $9,265,583 and $8,257,053 were held in a restricted account for the benefit of the ceding company (AIG) as unauthorized reinsurance at June 30, 1999 and December 31, 1998, respectively, in accordance with statutory requirements.

    The amortized cost and estimated fair values of the Company's investments at June 30, 1999 and December 31, 1998 are as follows:

                                                                                                        AMOUNT AT
                                                                                                          WHICH
                                                                                                          SHOWN
                                                                  GROSS        GROSS                      ON THE
                                                  AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED      BALANCE
                                                    COST          GAINS       LOSSES      FAIR VALUE      SHEET
                                                -------------  -----------  -----------  ------------  ------------
JUNE 30, 1999:
Securities held to maturity:
Fixed maturities:
  Obligations of states and political
    subdivision...............................  $  19,610,103      64,587     (235,990)    19,438,700    19,610,103
  Obligations of states and political
    subdivisions--restricted..................      9,265,583       6,740      (80,863)     9,191,460     9,265,583
                                                -------------  -----------  -----------  ------------  ------------
Total fixed maturities........................  $  28,875,686      71,327     (316,853)    28,630,160    28,875,686
                                                -------------  -----------  -----------  ------------  ------------
                                                -------------  -----------  -----------  ------------  ------------

DECEMBER 31, 1998:
Securities held to maturity:
Fixed maturities:
Obligations of states and political
  subdivision.................................  $  15,454,481     241,667       (4,129)    15,692,019    15,454,481
Obligations of state and political
  subdivisions--restricted....................      8,257,053     130,956           --      8,388,009     8,257,053
                                                -------------  -----------  -----------  ------------  ------------
Total fixed maturities........................  $  23,711,534     372,623       (4,129)    24,080,028    23,711,534
                                                -------------  -----------  -----------  ------------  ------------
                                                -------------  -----------  -----------  ------------  ------------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(2) INVESTMENTS (CONTINUED)
    The amortized cost and fair value of securities at June 30, 1999 and December 31, 1998, by contractual maturity date, are presented below:

                                                                 JUNE 30, 1999             DECEMBER 31, 1998
                                                          ---------------------------  --------------------------
                                                            AMORTIZED        FAIR       AMORTIZED        FAIR
                                                              COST          VALUE          COST         VALUE
                                                          -------------  ------------  ------------  ------------
Fixed maturities held-to-maturity:
  Due in one year or less...............................  $          --            --            --            --
  Due after one year through five years.................     17,497,971    17,376,380    14,394,846    14,600,179
  Due after one year through five years-- restricted....      9,265,583     9,191,460     7,197,418     7,296,169
  Due after five years through ten years................      1,049,756     1,024,300            --            --
  Due after ten years...................................      1,062,376     1,038,020     1,059,635     1,091,840
  Due after ten years-restricted........................             --            --     1,059,635     1,091,840
                                                          -------------  ------------  ------------  ------------
                                                             28,875,686    28,630,160    23,711,534    24,080,028
  Short-term investments................................        162,965       162,965     1,515,347     1,515,347
  Short-term investments-restricted.....................      3,689,760     3,689,760     5,516,680     5,516,680
                                                          -------------  ------------  ------------  ------------
Total...................................................  $  32,728,411    32,482,885    30,743,561    31,112,055
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------

(3) FINANCIAL INSTRUMENTS

    The carrying amounts for short-term investments, cash, accounts, commissions and premiums receivable, accrued investment and interest income, notes payable, premiums, commissions and other insurance balances payable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

    Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics. The carrying amount for the 7% convertible subordinated notes at June 30, 1999 and December 31, 1998 was $10,535,000 and $10,580,000, respectively, and the related estimated fair value at June 30, 1999 and December 31, 1998 was $10,265,465 and $10,280,955,
respectively, which was determined by management based on available market information and appropriate valuation methodologies.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(4) ACCOUNTS, COMMISSIONS AND PREMIUMS RECEIVABLE

    Accounts, commissions and premiums receivable consists of the following at June 30, 1999 and December 31,1998:

                                                             JUNE 30, 1999  DECEMBER 31, 1998
                                                             -------------  -----------------
Staffing accounts receivable-billed........................  $   4,038,581        5,626,113
Staffing accounts receivable-unbilled......................      1,907,833        1,000,370
                                                             -------------  -----------------
                                                                 5,946,414        6,626,483
Less allowance for uncollectible accounts..................       (102,328)         (96,054)
                                                             -------------  -----------------
Staffing accounts receivable, net..........................      5,844,086        6,530,429
Premiums receivable........................................      4,949,709        3,652,463
Commissions receivable.....................................      1,105,450        1,018,031
                                                             -------------  -----------------
Total......................................................  $  11,899,245       11,200,923
                                                             -------------  -----------------
                                                             -------------  -----------------

    The allowance for uncollectible accounts as of June 30, 1999 and December 31, 1998 consists of the following:

                                                              JUNE 30, 1999  DECEMBER 31, 1998
                                                              -------------  -----------------
Beginning balance...........................................   $    96,054          125,367
Provision for uncollectible accounts........................        47,116           96,624
Write-offs..................................................       (40,842)        (125,937)
                                                              -------------        --------
Ending Balance..............................................   $   102,328           96,054
                                                              -------------        --------
                                                              -------------        --------

(5) STOCKHOLDERS LOAN

    In May 1995, the Company entered into a repurchase agreement with PEGI stockholders (the "Agreement") whereby the Company agreed to repurchase from them an aggregate of 30 shares of common stock (529,412 shares as adjusted to give effect to the recapitalization of the Company in February 1997 whereby the Company exchanged 17,647.06 shares of Common Stock for each share of PEGI Common Stock held by the stockholders of PEGI) (the "Shares") of the Company. The aggregate purchase price for the Shares was $600,000 (including interest) to be paid in 24 installments of $25,000. The closing of the Agreement was subject to the Company's completion of a $600,000 distribution to the stockholders of the Company, pro rata based on the number of shares of common stock of the Company outstanding and paid to the stockholders of record on the Agreement date, without giving effect to the repurchase. The $600,000 distribution was made by the Company on May 26, 1995.

    Pursuant to a subsequent agreement made with the stockholders, the outstanding loan balance at December 31, 1995 was to be repaid in 23 monthly installments of $25,000 (including interest) commencing in February 1996. The outstanding balance of the above-referenced stockholder loan was paid in full during 1997.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(6) INCOME TAXES

    U.S. Federal and state income tax expense (benefit) consists of the following components:

FOR THE THREE MONTHS ENDED                                    CURRENT     DEFERRED     TOTAL
-----------------------------------------------------------  ----------  ----------  ---------
June 30, 1999..............................................  $  305,371    (297,725)     7,646
June 30, 1998..............................................     569,259    (477,630)    91,629
June 30, 1997..............................................      41,233          --     41,233


FOR THE SIX MONTHS ENDED                                      CURRENT     DEFERRED     TOTAL
-----------------------------------------------------------  ----------  ----------  ---------
June 30, 1999..............................................  $  528,776    (379,716)   149,060
June 30, 1998..............................................     971,369    (829,401)   141,968
June 30, 1997..............................................     170,823          --    170,823

    Income tax expense for the three months and six months ended June 30, 1999, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

                                                              FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                    ENDED JUNE 30,
                                                         -------------------------------  ---------------------------------
                                                           1999       1998       1997        1999        1998       1997
                                                         ---------  ---------  ---------  ----------  ----------  ---------
Expected income tax expense............................  $  93,684    232,036     40,528     296,068     422,032    100,661
State income tax, net..................................      9,738     16,361      4,768      31,837      29,578     11,842
Tax-exempt investment income...........................    (93,303)   (58,694)   (67,873)   (182,678)   (124,598)   (86,934)
Travel and entertainment expense.......................      6,646         --         --      23,584          --         --
"S Corporation" (income) expense.......................         --    (78,785)    62,281          --    (144,989)   158,586
Other, net.............................................     (9,119)   (19,289)     1,529     (19,751)    (40,055)   (13,332)
                                                         ---------  ---------  ---------  ----------  ----------  ---------
    Total income tax expense...........................  $   7,646     91,629     41,233     149,060     141,968    170,823
                                                         ---------  ---------  ---------  ----------  ----------  ---------
                                                         ---------  ---------  ---------  ----------  ----------  ---------

    As a result of the August 1998 business combination of NET Healthcare, an "S corporation," with the Company, a "C corporation," NET Healthcare's "S Corporation" status ceased to exist. The unaudited pro forma information in the consolidated statements of operations reflect income tax expense had NET Healthcare been taxed as a "C corporation," of $256,350 and $5,229 for the three months ended June 30, 1998 and 1997, respectively, and $464,578 and $102,122 for the six months ended June 30, 1998 and 1997, respectively.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(6) INCOME TAXES (CONTINUED)
    Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded for June 30, 1999, and December 31, 1998, respectively:

                                                                        1999          1998
                                                                    -------------  ----------
Deferred tax assets:
  Unearned premiums...............................................  $     473,771     411,176
  Reserve for unpaid losses and loss adjustment expenses..........      1,305,205     971,252
  Other, net......................................................         59,105      59,105
                                                                    -------------  ----------
    Gross deferred tax assets.....................................      1,838,081   1,441,533
                                                                    -------------  ----------

Deferred tax liabilities:
  Cash to accrual change..........................................       (219,704)   (284,575)
  Deferred acquisition costs......................................       (783,854)   (680,291)
  Other, net......................................................         (6,929)    (28,789)
                                                                    -------------  ----------
    Gross deferred tax liabilities................................     (1,010,487)   (993,655)
                                                                    -------------  ----------
      Net deferred tax asset......................................  $     827,594     447,878
                                                                    -------------  ----------
                                                                    -------------  ----------

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

(7) ANNUAL STATUTORY SOLVENCY REQUIREMENTS

    The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company's reinsurance subsidiary to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1998 was $10,531,208 and the amount required to be maintained by the Company's reinsurance subsidiary was $3,163,000. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution. At June 30, 1999 and December 31, 1998, the Company's reinsurance subsidiary was in compliance with this requirement.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the six months ended June 30, 1999, 1998 and 1997:

                                                                               1999          1998        1997
                                                                           -------------  ----------  ----------
Net unpaid losses and loss adjustment expenses at beginning of period....  $  13,878,892   6,107,613     199,390
                                                                           -------------  ----------  ----------

Incurred related to
  Current year...........................................................      3,677,961   4,004,924   2,526,147
  Prior year.............................................................        657,966          --          --
                                                                           -------------  ----------  ----------
    Total incurred.......................................................      4,335,927   4,004,924   2,526,147
                                                                           -------------  ----------  ----------

Paid related to:
  Current year...........................................................        100,021     193,319     174,468
  Prior year.............................................................          1,662          --          --
                                                                           -------------  ----------  ----------
    Total paid...........................................................        101,683     193,319     174,468
                                                                           -------------  ----------  ----------
Net unpaid losses and loss adjustment expenses at end of period..........  $  18,113,136   9,919,218   2,551,069
                                                                           -------------  ----------  ----------
                                                                           -------------  ----------  ----------

(9) UNSECURED REVOLVING LINE OF CREDIT

    In May 1998, the Company obtained a $3 million unsecured revolving line of credit from a bank. The terms of the loan provide for monthly interest payments at the bank's prime lending rate (7 3/4% per annum at June 30, 1999). The loan is renewable on an annual basis. As of June 30, 1999 and December 31, 1998, the aggregate amount outstanding under the line of credit was $486,417 and $1,850,000, respectively.

(10) SUBORDINATED CONVERTIBLE NOTES

    In May 1998, the Company consummated a private placement of $10,580,000 of 7% convertible subordinated notes (the "Notes") due May 2003. The principal amount of the Notes is convertible at the option of the noteholders into shares of the Company's common stock at a conversion price of $9.00 per share (the "Conversion Price") at any time prior to the earlier of the maturity date (May 12, 2003) or 10 business days after receipt of a termination notice. In the event (i) the closing bid price of the Company's common stock equals or exceeds $13.50 per share for twenty consecutive trading days during any period commencing upon satisfaction of one of the conditions contained in clause (ii) described herein and (ii) either a registration statement covering the shares of common stock issuable upon conversion of the Notes has been declared effective by the Securities and Exchange Commission and remains effective or at least two years has elapsed since the issuance date of the Notes and the shares of common stock issuable upon conversion of the notes are saleable, without restriction, under Rule 144(k) promulgated under the Securities Act of 1933, as amended, then the holders' right to convert the outstanding principal amount of the Notes shall be terminated by the Company by delivering to the holders a notice of termination (the "Termination Notice"), in which event (a) the holders will have the right at any time during 10 business days after receipt of the Termination Notice, in their sole discretion, to convert the outstanding principal amount of the Notes into shares of common stock of the Company at the Conversion Price, and (b) thereafter, the holders' option to convert shall terminate and the Notes may be prepaid by the Company, at

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(10) SUBORDINATED CONVERTIBLE NOTES (CONTINUED) any time prior to the Maturity Date, in whole or in part for the face amount thereof, together with all accrued and unpaid interest through the date of prepayment. As of June 30, 1999, the aggregate principal amount of Notes outstanding was $10,535,000. Notes in an aggregate principal amount of $45,000 were converted into 5,000 shares of common stock of the Company during the first quarter of 1999.

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

    Certain information concerning the Company's reporting segments for the three months and six months ended June 30, 1999, 1998 and 1997 is as follows:

FOR THE THREE MONTHS ENDED JUNE 30,

                                                                      EMPLOYEE
1999                                                   INSURANCE      STAFFING       TOTALS
----------------------------------------------------  ------------  ------------  ------------
Revenues from external customers....................  $  4,558,538    11,318,878    15,877,416
Intersegment revenue................................         6,507            --         6,507
Interest revenue....................................       452,289           302       452,591
Segment profit......................................       529,022       949,034     1,478,056

1998
----------------------------------------------------
Revenues from external customers....................  $  5,001,928     8,941,998    13,943,926
Interest revenue....................................       505,561            --       505,561
Segment profit......................................       756,348       365,079     1,121,427

1997
----------------------------------------------------
Revenues from external customers....................  $  3,265,511     2,419,269     5,684,780
Interest revenue....................................       425,887            --       425,887
Segment profit......................................       354,967      (293,047)       61,920

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(11) SEGMENT REPORTING (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                          EMPLOYEE
1999                                                                       INSURANCE      STAFFING       TOTALS
------------------------------------------------------------------------  ------------  ------------  ------------
Revenues from external customers........................................  $  8,816,038    22,171,854    30,987,892
Intersegment revenue....................................................        16,341            --        16,341
Interest revenue........................................................       868,479           302       868,781
Segment profit..........................................................     1,184,475     1,768,158     2,952,633
Segment assets..........................................................    49,114,134    12,832,371    61,946,505

1998
------------------------------------------------------------------------
Revenues from external customers........................................  $  8,750,572    14,863,410    23,613,982
Interest revenue........................................................       891,546            --       891,546
Segment profit..........................................................     1,310,984       555,044     1,866,028
Segment assets..........................................................    36,802,571    12,083,921    48,886,492

1997
------------------------------------------------------------------------
Revenues from external customers........................................  $  6,089,042     4,664,203    10,753,245
Interest revenue........................................................       606,778            --       606,778
Segment profit..........................................................       672,153      (466,431)      205,722
Segment assets..........................................................    18,597,890     1,906,885    20,504,775

    Information for the Company's reportable segments relates to the enterprise's consolidated totals as follows:

FOR THE THREE MONTHS ENDED JUNE 30,
                                                                              1999           1998         1997
                                                                          -------------  ------------  ----------
REVENUES:
Total revenues for reportable segments..................................  $  16,336,514    14,449,487   6,110,667
Intersegment revenue....................................................         (6,507)           --          --
Unallocated corporate interest revenue..................................          4,169            --      80,009
                                                                          -------------  ------------  ----------
Total consolidated revenues.............................................  $  16,334,176    14,449,487   6,190,676
                                                                          -------------  ------------  ----------
                                                                          -------------  ------------  ----------

PROFIT OR LOSS:
Total profit or loss for reportable segments............................  $   1,478,056     1,121,427      61,920
Unallocated amounts:
  General corporate expenses............................................     (1,206,685)     (438,969)    (22,728)
  Corporate interest revenue............................................          4,169            --      80,009
                                                                          -------------  ------------  ----------
Income before income taxes..............................................  $     275,540       682,458     119,201
                                                                          -------------  ------------  ----------
                                                                          -------------  ------------  ----------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(11) SEGMENT REPORTING (CONTINUED)
    Other items:

                                                                           REPORTABLE    UNALLOCATED
                                                                            SEGMENT       CORPORATE    CONSOLIDATED
                                                                             TOTAL          TOTAL         TOTAL
                                                                          ------------  -------------  ------------
1999
------------------------------------------------------------------------
Depreciation and amortization...........................................  $    121,765        4,674        126,439
Amortization of deferred acquisition costs..............................     1,371,322           --      1,371,322

1998
------------------------------------------------------------------------
Depreciation and amortization...........................................  $    191,191           --        191,191
Amortization of deferred acquisition costs..............................     1,464,038           --      1,464,038

1997
------------------------------------------------------------------------
Depreciation and amortization...........................................  $     43,809           --         43,809
Amortization of deferred acquisition costs..............................       952,255           --        952,255

FOR THE SIX MONTHS ENDED JUNE 30,
                                                                            1999           1998          1997
                                                                        -------------  ------------  ------------
REVENUES:
----------------------------------------------------------------------
Total revenues for reportable segments................................  $  31,873,014    24,505,528    11,360,023
Intersegment revenue..................................................        (16,341)           --            --
Unallocated corporate interest revenue................................         23,143            --       113,067
                                                                        -------------  ------------  ------------
Total consolidated revenues...........................................  $  31,879,816    24,505,528    11,473,090
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

PROFIT OR LOSS:
Total profit or loss for reportable segments..........................  $   2,952,633     1,866,028       205,722
Unallocated amounts:
  General corporate expenses..........................................     (2,104,989)     (624,756)      (22,728)
  Corporate interest revenue..........................................         23,143            --       113,067
                                                                        -------------  ------------  ------------
Income before income taxes............................................  $     870,787     1,241,272       296,061
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

ASSETS:
----------------------------------------------------------------------
Total assets for reportable segments..................................  $  61,946,505    48,886,492    20,504,775
Elimination of intersegment receivables...............................       (276,286)     (539,748)           --
Unallocated general corporate assets..................................      2,799,477     9,349,268     6,104,104
Elimination of receivable from corporate..............................     (1,478,609)     (576,641)     (201,641)
                                                                        -------------  ------------  ------------
Total consolidated assets.............................................  $  62,991,087    57,119,371    26,407,238
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)

(11) SEGMENT REPORTING (CONTINUED)
    Other items:

                                                                           REPORTABLE    UNALLOCATED
                                                                            SEGMENT       CORPORATE    CONSOLIDATED
                                                                             TOTAL          TOTAL         TOTAL
                                                                          ------------  -------------  ------------

1999
------------------------------------------------------------------------
Depreciation and amortization...........................................  $    240,871        8,949        249,820
Amortization of deferred acquisition costs..............................     2,609,364           --      2,609,364

1998
------------------------------------------------------------------------
Depreciation and amortization...........................................  $    341,955           --        341,955
Amortization of deferred acquisition costs..............................     2,445,353           --      2,445,353

1997
------------------------------------------------------------------------
Depreciation and amortization...........................................  $     82,472           --         82,472
Amortization of deferred acquisition costs..............................     1,689,564           --      1,689,564

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

(14) YEAR 2000

    Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company has developed a plan to address Year 2000 issues. The plan is based on the Company's primary software vendors having advised the Company that the necessary programming changes related to Year 2000 issues have been made and tested and that the software used by the Company can be upgraded to be Year 2000 compliant. During the first quarter of 1999, the Company completed the implementation of this upgrade. The additional costs associated with the implementation of the above project were not material.

    It is management's belief that for any suppliers who may not be Year 2000 compliant, such non-compliance will not have a material adverse effect on the Company's business. However, each major supplier's compliance will be assessed in light of their response.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes related thereto contained elsewhere in this Form 10-Q. In August 1998, the Company consummated the merger of NET Healthcare with and into one of the Company's wholly-owned subsidiaries, and in connection therewith issued 517,085 shares of common stock in exchange for all of the outstanding common stock of NET Healthcare. The business combination was accounted for as a "pooling-of-interests" and, accordingly, our consolidated financial statements for applicable periods prior to the combination have been restated to include the accounts and results of operations of NET Healthcare.

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

    INSURANCE. The Company is engaged in the property and casualty insurance business and has conducted business as a general agent on behalf of AIG, General Accident Insurance Company ("General Accident") and Kemper Insurance Companies ("Kemper") and as a reinsurer for certain workers' compensation insurance policies written by the Company on behalf of affiliates of AIG. Pursuant to our general agency agreements, the Company is authorized to solicit and bind insurance contracts on behalf of the insurers, collect and account for premiums on business it writes, and request cancellation or nonrenewal of any policy it places. The Company receives, as compensation pursuant to the terms of these general agency agreements, gross commissions on its business at rates which range from approximately 5% to 20%. The Company has written workers' compensation insurance since its inception in 1988 and in late 1995 began writing other forms of property and casualty insurance (such other forms of insurance being hereinafter referred to as "Package") for family style and fast food restaurants as a general agent for General Accident. In June 1996, General Accident advised the Company that it would no longer accept Package insurance risks for fast food restaurants. As a result, the Company became a general agent for Kemper during March 1997, through which it wrote Package as well as other forms of property and casualty insurance and workers' compensation insurance. In September 1998, Kemper advised the Company that it would no longer accept Package insurance risks for fast food restaurants but retained its contract with the Company to serve as a program administrator for certain risks. On June 1, 1999, the Company entered into an agreement with a division of United States Fidelity and Guaranty Company to provide Package insurance for franchise, fast food and family style resturants.

    REINSURANCE. In December 1996, the Company formed Preferred Reinsurance and entered into a reinsurance agreement with affiliates of AIG pursuant to which Preferred Reinsurance acts as a reinsurer with respect to certain workers' compensation and employer's liability insurance policies in force with policy inception dates as of January 1, 1996 and subsequent which are written by the Company on behalf of affiliates of AIG. Preferred Reinsurance is required to provide affiliates of AIG, as security for the payment of losses, a combination of cash, United States government securities and/or an irrevocable letter of credit in an aggregate amount equal to 51.5% of the net written premiums ceded to Preferred Reinsurance pursuant to the insurance agreement less the amount of losses paid. Preferred Reinsurance receives, as compensation pursuant to the terms of the reinsurance agreement, the related net written premiums less certain program expenses and commissions and the losses paid. Preferred Reinsurance receives, as compensation pursuant to the terms of the reinsurance agreement, the related net written premiums less certain program expenses and commissions and the losses paid associated with the business. Although Preferred Reinsurance assumes the risks associated with being a reinsurer, the reinsurance agreement limits the liability of Preferred Reinsurance for losses and certain defined expenses to the first $300,000 per occurrence. In addition, the reinsurance agreement limits the aggregate liability of Preferred Reinsurance for all coverage to an amount not to exceed 70% of the gross written premiums for each individual underwriting year. Because the reinsurance agreement is effective for all business written on or after January 1, 1996, the policies written prior to the execution of the contract and formation of Preferred Reinsurance were accounted for as retroactive reinsurance. The reinsurance agreement with Preferred Reinsurance is terminable by either party upon the occurrence of certain events. In the event the Company's reinsurance agreement is terminated, the Company, in all likelihood, would be materially and adversely affected.

    The Company collects workers' compensation premiums from the insureds and remits the ceding commission (net of its commission) and reinsurance charges to affiliates of AIG and remits the net premium to Preferred Reinsurance. Commission income on workers' compensation business is recognized as income when premiums are billed. Package insurance premiums are principally collected by the insurance carrier. The package insurance carrier remits commissions to the Company monthly on package premiums it collects. Commission income on package business is recognized as income when premiums are due. Reinsurance premiums received are earned on a pro-rata basis over the term of the related coverage.

    For the three months ended June 30, 1999, the Company's total revenues were $16,334,000 as compared to $14,449,000 for the 1998 comparable period, representing a net increase of $1,885,000. For the three months ended June 30, 1998, the Company's total revenues were $14,449,000 as compared to total revenues of $6,191,000 for the 1997 comparable period, representing a net increase of $8,258,000. For the three months ended June 30, 1999, approximately, 69%, 29% and 2% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively. For the three months ended June 30, 1998, approximately 62%, 34%, and 4% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively. For the three months ended June 30, 1997, approximately 39%, 53% and 8% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively.

    For the six months ended June 30, 1999, the Company's total revenues were $31,880,000 compared to $24,506,000 for the 1998 comparable period, representing a net increase of $7,374,000. For the six months ended June 30, 1998, the Company's total revenues were $24,506,000 as compared to total revenue of $11,473,000 for the 1997 comparable period, representing a net increase of $13,033,000. For the six months ended June 30, 1999, approximately, 70%, 28% and 2% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency business, respectively. For the six months ended June 30, 1998, approximately 61%, 35%, and 4% of Company's total revenue were derived from its staffing, reinsurance captive and general agency business, respectively. For the six months ended June 30, 1997, approximately 41%, 49% and 10% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency business, respectively.

    Historically, our employee staffing business has been seasonal with the demand for Travelers being the highest in fourth and first quarters of the calendar year (September through March), due largely to increased demand, particularly during the peak tourist and winter home period in Florida.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

    TOTAL REVENUES. Total revenues for the three months ended June 30, 1999 were $16,334,000 compared to $14,449,000 for the 1998 comparable period, representing a net increase of $1,885,000 or 13.0%. Total revenues for the three months ended June 30, 1998 were $14,449,000 compared to $6,191,000 for the 1997 comparable period, representing a net increase of $8,258,000 or 133.4%.

    The following table provides a comparison of revenues for the three months ended June 30, 1999 and 1998 by category:

                                                                                         NET         PERCENTAGE
                                                             1999           1998        CHANGE         CHANGE
                                                         -------------  ------------  ----------  -----------------
Staffing Income........................................  $  11,319,000     8,942,000   2,377,000           26.6%
Premiums earned........................................      4,141,000     4,350,000    (209,000)          (4.8)%
Net commission income:
  Workers' compensation................................        284,000       393,000    (109,000)         (27.7)%
  Package..............................................         17,000        93,000     (76,000)         (81.7)%
  Other, net...........................................         40,000        41,000      (1,000)          (2.4)%
                                                         -------------  ------------  ----------          -----

    Total net commission income........................        341,000       527,000    (186,000)         (35.3)%
Net investment income..................................        457,000       505,000     (48,000)          (9.5)%
Other income...........................................         76,000       125,000     (49,000)         (39.2)%
                                                         -------------  ------------  ----------          -----

    Total revenues.....................................  $  16,334,000    14,449,000   1,885,000           13.0%
                                                         -------------  ------------  ----------          -----
                                                         -------------  ------------  ----------          -----
Workers' compensation:
  Premiums collected...................................  $   3,437,000     4,276,000
                                                         -------------  ------------
                                                         -------------  ------------
  Ratio of net commission income/premiums collected....            8.3%          9.2%
                                                         -------------  ------------
                                                         -------------  ------------

    Staffing income increased $2,377,000 or 26.6% as a result of the acquisition of certain of the assets of Travel Nurse (acquired in March 1998) and the increase in business related to the acquisition and merger of NET Healthcare. Premiums earned decreased $209,000 or 4.8% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of the decrease in the book of business. Workers' compensation commission income decreased $109,000 or 27.7% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of the decrease in premiums collected of $839,000, which was attributable to the decrease in the workers' compensation book of business. Package commission income decreased $76,000 or 81.7% for the three months ended June 31, 1999 as compared to the 1998 comparable period as a result of a reduction in the business written for fast food restaurants. Other net commission income decreased $1,000 or 2.4% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of the decrease in volume of small business plan premiums collected. Net investment income decreased $48,000 or 9.5% and other income decreased $49,000 or 39.2% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1 (c) to the Company's consolidated financial statements.

    TOTAL OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 1999 were $15,722,000 compared to $13,372,000 for the 1998 comparable period, representing an increase of $2,350,000 or 17.6%. Total operating expenses for the three months ended June 30, 1998 were $13,372,000 compared to $5,908,000 for the 1997 comparable period, representing an increase of $7,464,000 or 126.3%.

    The following table provides a comparison of total operating expenses for the three months ended June 1999 and 1998 by category:

                                                                                         NET         PERCENTAGE
                                                             1999           1998        CHANGE         CHANGE
                                                         -------------  ------------  ----------  -----------------
Staffing costs.........................................  $   8,733,000     6,820,000   1,913,000           28.0%
Losses and loss adjustment expenses incurred...........      2,278,000     2,349,000     (71,000)          (3.0)%
Amortization of deferred acquisition costs.............      1,371,000     1,464,000     (93,000)          (6.4)%
Other operating expenses...............................      3,340,000     2,739,000     601,000           21.9%
                                                         -------------  ------------  ----------            ---
  Total operating expenses.............................  $  15,722,000    13,372,000   2,350,000           17.6%
                                                         -------------  ------------  ----------            ---
                                                         -------------  ------------  ----------            ---

    Staffing costs increased $1,913,000 or 28.0% consistent with the increase in staffing revenues for the three months ended June 30, 1999 as discussed above. Losses and loss adjustment expenses incurred decreased $71,000 or 3.0% which is consistent with the decrease in premiums earned for the three months ended June 30, 1999 as discussed above. For the quarter ended June 30, 1999, the Company's ratio of losses incurred to premiums earned was approximately 55%. Amortization of deferred acquisition costs decreased $93,000 or 6.4% which is also consistent with the decrease in premiums earned for the second quarter as discussed above. Other operating expenses increased $601,000 or 21.9%. The following table provides a comparison of other operating expenses for the three months ended June 30, 1999 and 1998 by category:

                                                                                           NET        PERCENTAGE
                                                                 1999         1998       CHANGE         CHANGE
                                                             ------------  ----------  -----------  ---------------
Personnel costs............................................  $  1,881,000   1,592,000     289,000           18.2%
Occupancy expenses.........................................       214,000     223,000      (9,000)          (4.0)%
Professional fees..........................................       462,000     189,000     273,000          144.4%
Other operating expenses...................................       783,000     735,000      48,000            6.5%
                                                             ------------  ----------  -----------         -----
  Total other operating expenses...........................  $  3,340,000   2,739,000     601,000           21.9%
                                                             ------------  ----------  -----------         -----
                                                             ------------  ----------  -----------         -----

    Personnel costs increased $289,000 or 18.2% as a result of annual salary increases together with the increased staff related to the acquisition of the assets of Travel Nurse and the growth in the business of NET Healthcare. Occupancy expenses decreased $9,000 or 4.0% principally as a result of changing to a long distance carrier with lower rates. Professional fees increased $273,000 or 144.4% principally as a result of increased legal, accounting and actuarial fees associated with various corporate and acquisition matters. Other operating expenses increased $48,000 or 6.5% primarily related to the increased advertising and promotional expenses, which increased as a result of the expansion of the staffing business.

    TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the three months ended June 30, 1999 were $337,000 compared to $395,000 for the 1998 comparable period. Amortization of intangible assets and other non-operating expenses decreased $57,000, primarily related to the acquisition and merger of NET Healthcare.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    TOTAL REVENUES Total revenues for the six months ended June 30, 1999 were $31,880,000 compared to $24,506,000 for the 1998 comparable period, representing a net increase of $7,374,000 or 30.1%. Total revenues for the six months ended June 30, 1998 were $24,506,000 compared to $11,473,000 in the 1997 comparable period, representing a net increase of $13,033,000 or 113.6%.

    The following table provides a comparison of revenues for the six months ended June 30, 1999 and 1998 by category:

                                                                                         NET         PERCENTAGE
                                                             1999           1998        CHANGE         CHANGE
                                                         -------------  ------------  ----------  -----------------
Staffing Income........................................  $  22,172,000    14,863,000   7,309,000           49.2%
Premiums earned........................................      7,883,000     7,417,000     466,000            6.3%
Net commission income:
  Workers' compensation................................        570,000       809,000    (239,000)         (29.5)%
  Package..............................................         71,000       182,000    (111,000)         (61.0)%
  Other, net...........................................         81,000        79,000       2,000            2.5%
                                                         -------------  ------------  ----------          -----
    Total net commission income........................        722,000     1,070,000    (348,000)         (32.5)%
    Net investment income..............................        892,000       892,000          --             --
    Other income.......................................        211,000       264,000     (53,000)         (20.1)%
                                                         -------------  ------------  ----------          -----
    Total revenues.....................................  $  31,880,000    24,506,000   7,374,000           30.1%
                                                         -------------  ------------  ----------          -----
                                                         -------------  ------------  ----------          -----
Workers' compensation:
  Premiums collected...................................  $   6,366,000     7,982,000
                                                         -------------  ------------
                                                         -------------  ------------
  Ratio of net commission income/premiums collected....            9.0%         10.1%
                                                         -------------  ------------
                                                         -------------  ------------

    Staffing income increased $7,309,000 or 49.2% as a result of the acquisition of certain of the assets of Travel Nurse (acquired in March 1998) and the increase in business related to the acquisition and merger of NET Healthcare. Premiums earned increased $466,000 or 6.3% for the six months ended June 30, 1999 as compared to the prior year as a result of new business and renewals of the prior year business. Workers' compensation commission income decreased $239,000 or 29.5% for the six months ended June 30, 1999 as compared to the 1998 comparable period as a result of the decrease in premiums collected of $1,616,000, which was attributable to the decrease in the workers' compensation book of business. Package commission income decreased $111,000 or 61.0% for the six months ended June 30, 1999 as compared to the 1998 comparable period as a result of a reduction in the business written for fast food restaurants. Other net commission income increased $2,000 or 2.5% for the six months ended June 30, 1999 as compared to the 1998 comparable period as a result of the increase in volume of small business plan premiums collected. Other income decreased $53,000 or 20.1% as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1(c) to the Company's consolidated financial statements.

    TOTAL OPERATING EXPENSES. Total operating expenses for the six months ended June 30, 1999 were $30,333,000 as compared to $22,567,000 for the 1998 comparable period, representing an increase of $7,766,000 or 34.4%. Total operating expenses for the six months ended June 30, 1998 were $22,567,000 as compared to $10,897,000 for the 1997 comparable period, representing an increase of $11,670,000 or 107.1%.

    The following table provides a comparison of total operating expenses for the six months ended June 30, 1999 and 1998 by category:

                                                                                         NET         PERCENTAGE
                                                             1999           1998        CHANGE         CHANGE
                                                         -------------  ------------  ----------  -----------------
Staffing costs.........................................  $  17,061,000    11,597,000   5,464,000           47.1%
Losses and loss adjustment expenses incurred...........      4,336,000     4,005,000     331,000            8.3%
Amortization of deferred acquisition costs.............      2,609,000     2,445,000     164,000            6.7%
Other operating expenses...............................      6,327,000     4,520,000   1,807,000           40.0%
                                                         -------------  ------------  ----------            ---
  Total operating expenses.............................  $  30,333,000    22,567,000   7,766,000           34.4%
                                                         -------------  ------------  ----------            ---
                                                         -------------  ------------  ----------            ---

    Staffing costs increased $5,464,000 or 47.1% consistent with the increase in staffing revenues for the six months ended June 30, 1999 as discussed above. Losses and loss adjustment expenses incurred increased $331,000 or 8.3% which is consistent with the increase in premiums earned in 1999 as discussed above. For the six months ended June 30, 1999, the Company's ratio of losses incurred to premiums earned was approximately 55%. Amortization of deferred acquisition costs increased $164,000 or 6.7% which is also consistent with the increase in premiums earned for the six months ended June 30, 1999 as discussed above. Other operating expenses increased $1,807,000 or 40.0%. The following table provides a comparison of other operating expenses for the six months ended June 30, 1999 and 1998 by category:

                                                                                         NET        PERCENTAGE
                                                                1999         1998       CHANGE        CHANGE
                                                            ------------  ----------  ----------  ---------------
Personnel costs...........................................  $  3,637,000   2,673,000     964,000          36.1%
Occupancy expenses........................................       432,000     344,000      88,000          25.6%
Professional fees.........................................       737,000     332,000     405,000         122.0%
Other operating expenses..................................     1,521,000   1,171,000     350,000          29.9%
                                                            ------------  ----------  ----------         -----
  Total other operating expenses..........................  $  6,327,000   4,520,000   1,807,000          40.0%
                                                            ------------  ----------  ----------         -----
                                                            ------------  ----------  ----------         -----

    Personnel costs increased $964,000 or 36.1% as a result of annual salary increases together with the increased staff related to the acquisition of the assets of Travel Nurse and the growth in the business of NET Healthcare. Occupancy expenses increased $88,000 or 25.6% principally as a result of the lease of additional office space and relocation of our subsidiary Preferred Healthcare Staffing, Inc. Professional fees increased $405,000 or 122.0% principally as a result of increased legal, accounting and actuarial fees associated with various corporate and acquisition matters. Other operating expenses increased $350,000 or 29.9% primarily related to the following: (i) increased insurance expense of $20,000, (ii) increased corporate fees and services of $64,000, (iii) increased investment and service fees of $40,000, and
(iv) increased advertising and promotional expenses of $147,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Corporate fees and services, advertising and promotional, and investment and service fees increased as a result of the expansion of the staffing business.

    TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the six months ended June 30, 1999 were $676,000 compared to $697,000 for the 1998 comparable period. Interest expense increased $78,000 as a result of the Company's private placement in May 1998 of 7% convertible subordinated notes in the aggregate principal amount of $10,580,000 and borrowings under a revolving line of credit.

    Amortization of intangible assets and other non-operating expenses decreased $100,000, primarily related to the acquisition and merger of NET Healthcare.

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

    For the six months ended June 30, 1999, net cash and investments were $37,679,000 (net of premiums payable of $1,835,000). Net cash provided by operating activities for the six months ended June 30, 1999 increased to $7,135,000 from $1,524,000 in the 1998 comparable period, an increase of $5,611,000. This increase resulted primarily from decreases in accounts receivable, deferred acquisition costs, and unearned premiums of $6,544,000, $1,056,000, and $3,587,000, respectively, and increases in unpaid losses and loss adjustment expenses and premiums, commissions and other insurance balances of $423,000 and $125,000, respectively. The decrease in accounts receivable was primarily associated with increased collection efforts of the staffing company during 1999. The increases in unpaid losses and loss adjustment expenses and premiums, commissions and other insurance balances are consistent with the increase in premiums earned during 1999. The decreases in unearned premiums and deferred acquisition costs are consistent with a decrease in reinsurance premiums receivable during 1999.

    Cash flows used in investing activities decreased to $2,183,000 for the six months ended June 30, 1999 from $13,526,000 for the six months ended June 30, 1998, a decrease of $11,343,000. This decrease resulted primarily from the decrease of net investment purchases of $6,487,000 and the acquisition of certain of the assets of Travel Nurse for $5,000,000 in cash during the first quarter of 1998 as discussed in the Note 1 (b) to our consolidated financial statements included herein.

    A decrease in cash flows from financing activities for the six months ended June 30, 1999 reflects the repayment of a portion of the revolving line of credit of $1,364,000 and payment of a bank overdraft of $518,000, compared to the net proceeds received from the private placement of convertible subordinated notes of $9,622,000 and borrowings under the revolving line of credit of $2,000,000 and the repayment of a bank overdraft of $38,000 for the comparable period in 1998.

    FINANCINGS. In May 1998, Preferred Staffing entered into a $3,000,000 unsecured revolving line of credit with a bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility bear interest at the bank's base rate of interest. Interest under the Credit Facility is due and payable monthly and all unpaid principal and interest is due on May 2, 2000. Outstanding borrowings under the Credit Facility are secured by our guarantee. As of June 30, 1999, outstanding borrowings under the Credit Facility were approximately $486,000 and bore interest at the rate of 7 3/4% per annum.

    In May 1998, we also consummated a $10,580,000 private placement of 7% convertible subordinated notes due May 2003. The principal amount of the notes is convertible at the option of the holder into shares of our common stock, at a conversion price of $9.00 per share, at any time prior to the earlier of May 12, 2003 or ten business days after the receipt of a termination notice (as defined in the notes). The notes generally prohibit or restrict, among other things, our ability to incur liens and indebtedness, make certain fundamental corporate changes and specified investments and conduct certain transactions with affiliates. At June 30, 1999, the principal amount outstanding under the 7% convertible subordinated notes was $10,535,000.

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

    We have developed a plan with respect to evaluating and upgrading our core information technology systems so that they are Year 2000 compliant. Two vendors primarily supply software to us for use in our operations. One vendor supplies the software used by our insurance operations and another vendor supplies the software used by our staffing operations. The vendors have each advised us that the latest upgrades of the software used in our operations are Year 2000 compliant. We implemented these software upgrades, and we are currently testing the upgraded software for Year 2000 compliancy. We intend to finish the testing step during the third quarter of 1999. The historical and currently projected costs relating to these upgrades and Year 2000 compliance are not material.

    We are in the process of developing a plan with respect to evaluating and upgrading our non-core information technology systems and other systems using embedded technology so that they will be Year 2000 compliant. We expect to complete and implement that plan during the third quarter of 1999.

    We also intend to make inquiries of other third parties supplying us with products and services to receive assurances that they are Year 2000 complaint. We believe that we will complete that review by the end of the third quarter of 1999.

    We have not developed a "worst case" scenario with respect to Year 2000 issues. Although we have not done a cost analysis, we believe that no material adverse effect on our business will occur if our non-core technology systems are not Year 2000 compliant. We anticipate that the costs related to such non-compliance, if any, will not be material.

    Although we do not have a Year 2000 contingency plan, we are developing such a plan, which we expect to complete by the end of the third quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

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

ITEM 5. OTHER INFORMATION.

    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are included in this Quarterly Report a Form
10-Q:

    27.1 Financial Data Schedule

    (b) Reports on Form 8-K. The Company's Current Report on Form 8-K dated May 7, 1999 (filed on May 12, 1999).

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PREFERRED EMPLOYERS HOLDINGS, INC.

                                By:  /s/ WILLIAM R. DRESBACK
                                     -----------------------------------------
                                     William R. Dresback
                                     Senior Vice President and Chief Financial
                                     Officer (principal and chief accounting
                                     officer and duly authorized to sign on
Date: August 13, 1999                behalf of the Registrant)