Form 10KSB/A
period 1998-12-31
PREFERRED EMPLOYERS HOLDINGS INC
filed 1999-10-25
CIK 1023695

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-KSB
                                AMENDMENT NO. 1

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

FOR THE YEAR ENDED DECEMBER 31, 1998              COMMISSION FILE NO. 001-12677

                              --------------------

                       PREFERRED EMPLOYERS HOLDINGS, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                    65-0698-799
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

          10800 BISCAYNE BOULEVARD                     33161
               MIAMI, FLORIDA                        (Zip Code)
(Address of Issuer's principal executive offices)

                                 (305) 893-4040
                           (Issuer's telephone number)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT


                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the year ended December 31, 1998 were $54,311,000.

     The aggregate market value of the registrant's voting common equity (i.e., the Common Stock) held by non-affiliates as of March 26, 1999 was $32,801,431, using the closing sale price of $9.5625 per share on such date, as reported by the Nasdaq SmallCap Market(R).

     The number of outstanding shares of the registrant's Common Stock as of March 26, 1999 was 5,247,085.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None.

A list of Exhibits to this Annual Report on Form 10-KSB begins on Page 31.

================================================================================

                               TABLE OF CONTENTS


PART I
Item 1. Description of Business.................................................     1
Item 2. Description of Property.................................................    12
Item 3. Legal Proceedings ......................................................    12
Item 4. Submission of Matters to a Vote of Security Holders.....................    12

PART II
Item 5. Market for Common Equity and Related Stockholder Matters ...............    13
Item 6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................    14
Item 7. Financial Statements ...................................................    19
Item 8. Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure...................................     19

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act................................    20
Item 10. Executive Compensation ................................................    23
Item 11. Security Ownership of Certain Beneficial Owners and Management ........    27
Item 12. Certain Relationships and Related Transactions.........................    29
Item 13. Exhibits and Reports on Form 8-K.......................................    31

                             ----------------------


         The Company's principal executive offices are located at 10800 Biscayne Boulevard, Miami, Florida 33161, and our telephone number is (305) 893-4040.

                             ----------------------


FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB includes forward-looking statements, including statements regarding, among other things, the Company's:

         o anticipated growth strategies, and

         o its intention to introduce new products.

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

                             ----------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

We engage in the following activities:

         o we provide temporary registered nurses and other professional medical personnel primarily to client hospitals;

         o we sell, on behalf of others, business insurance, including workers' compensation, property, liability, casualty, and other types of coverage, and provide risk management services, including cost containment, safety management and claims management services, designed for segments of the franchise industry (particularly fast food restaurants, family-style restaurants and convenience stores); and

         o we provide reinsurance for certain workers' compensation and employer's liability insurance policies we sell.

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

         Our current strategy for growth includes:

         o seeking to enter additional segments of the staffing industry through selective acquisitions of employee staffing operations;

         o utilizing our core competencies to improve the efficiency and profitability of staffing companies we acquire;

         o focusing our employee staffing operations on industry specific segments without regard to geographic boundaries;

         o continuing to capitalize on our business of selling business insurance and providing risk management services to franchise and related companies; and

         o growing our existing insurance business by offering workers' compensation and other business insurance products, along with risk management services, to select industries.

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

         We believe our safety programs help reduce workers' compensation claims costs. The basic elements of our safety programs, as recommended to our clients, include:

         o a written safety policy with safety rules;

         o regularly scheduled safety meetings;

         o new employee hiring practices and training of new and transferred employees;

         o supervisor responsibility and accountability;

         o a regular self-inspection program administered by identified supervisors;

         o an incentive program that rewards safety awareness;

         o a team safety committee program;

         o a timely accident reporting and investigation program;

         o a monitored record-keeping system for accidents;

         o a policy to implement corrective action for unsafe conditions and acts; and

         o a monthly review of programs and their implementation.

         Many states have allowed a reduction in workers' compensation insurance premiums when an employer implements an approved safety program. Our safety programs meet the requirements of most states that have approved safety programs. Such workers' compensation safety program discounts are authorized on a state-by-state basis and, therefore, guidelines are state specific. We deal only with those able to the voluntary market, not the assigned risk market. Certain states make safety program discounts available to all insureds while others make them available only to those insureds with high experience modification factors or based on the size of their premium. Some states require state certification of the safety program on a risk-by-risk basis. We evaluate requirements in the states where such discounts are available and provide employers with manuals, record keeping tools and recommendations which assist the employer in obtaining certification.

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

         Our programs relieve the broker/agent of administrative and claims tasks as we and/or the insurance carrier bills and collects premiums directly from the insured, remits the commission earned to the broker/ agent, deals directly with the insured in connection with any problems experienced by the insured and serves as a clearinghouse, together with the third-party administrator, with respect to reporting, processing, reviewing and evaluating claims. As a result of the foregoing, we believe the broker/agent can earn more revenue by focusing its efforts on selling products. Other benefits provided to the broker/agent include the following:

         o increasing the geographic area in which the broker/agent can generate business;

         o reducing the likelihood of the broker/agent losing larger multiple store and multiple state franchisees because the broker/agent will have many more states in which it is able to write business;

         o providing the broker/agent with the option of offering other property and casualty products to its clients; and

         o providing the broker/agent's clients with the benefit of our loss control and cost containment programs to reduce its clients' losses.

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

         The Bermuda Insurance Act imposes on Bermuda insurance companies, such as our subsidiary Preferred Reinsurance, solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework include those set forth below:

         o Preferred Reinsurance is required to maintain a principal office in Bermuda and appoint and maintain a principal representative in Bermuda. The Bermuda Insurance Act places a duty on the principal representative to report to the Minister of Finance the occurrence of certain events, including but not limited to, the failure by the insurer for which he or she acts to comply with a condition imposed by the Minister of Finance relating to a solvency margin or a liquidity or other ratio with respect to any other such condition. Without a reason acceptable to the Minister of Finance, Preferred Reinsurance may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' advance notice in writing to the Minister of Finance is given of the intention to do so.

         o Preferred Reinsurance is required to appoint an independent auditor to conduct an annual audit of its statutory-based financial statements.

         o Preferred Reinsurance is required to maintain share capital (the aggregate par value of issued shares) of at least $120,000.

         o Preferred Reinsurance must maintain statutory capital and surplus exceeding the greater of the following three criteria: (a) $1,000,000; (b) 20% of the net premiums where the net premiums in the current financial year do not exceed $6,000,000, or where the net premiums exceed $6,000,000, $1,200,000 plus 15% of the net premiums which exceed $6,000,000 (The net premium is the gross premium after deduction for any premium ceded for reinsurance.); and (c) 15% of reserves for losses and loss expenses.

         o Preferred Reinsurance is required to maintain liquid assets at a level equal to or greater than 75% of its net relevant (insurance) liabilities. For this purpose, liquid assets include cash and time deposits, quoted (publicly traded) investments, unquoted bonds and debentures, mortgage loans backed by first liens on real estate, accrued investment income, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding companies.

         o Preferred Reinsurance is required to obtain the approval of the Minister of Finance before reducing by 15% or more its total statutory capital (comprised of share capital, contributed surplus and any other fixed capital) as set out in its previous year's financial statements.

         o Preferred Reinsurance may declare and pay dividends or make distributions out of contributed surplus or other assets legally available for distribution provided that after the payment of any such dividend or distribution it will continue to maintain the required statutory capital and surplus and liquid assets as summarized above.

         o Preferred Reinsurance is required to have a copy of its statutory financial statements available at its principal office for production to the Registrar of Companies and to file the statutory financial statements and a statutory financial return within four months after the end of each financial year (or such longer period, not exceeding seven months, as the Registrar of Companies, on application, may allow).

         o Preferred Reinsurance is required to include in its annual statutory financial statements the opinion of a loss reserve specialist in respect of its loss and loss adjustment expense reserves.

         o The Minister of Finance may appoint an inspector with extensive powers to investigate the affairs of an insurer or reinsurer if the Minister of Finance believes that an investigation is required in the interest of the insurer's or reinsurer's policyholders or persons who may become policyholders. To verify or supplement information otherwise provided to him, the Minister of Finance may direct an insurer or reinsurer to produce documents or information relating to matters connected with the insurer's or reinsurer's business.

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

                                                                                     NASDAQ SMALLCAP
                                                                                          MARKET
                                                                                   -------------------
                                                                                   CLOSING SALE PRICES
                                                                                   -------------------
YEAR                                    PERIOD                                      HIGH           LOW
----                                    ------                                      ----           ---
1997    First Quarter (Commencing February 6, 1997) ............................  $ 8.875         $7.625
        Second Quarter .........................................................    7.703           6.00
        Third Quarter...........................................................    11.00           7.00
        Fourth Quarter..........................................................    10.75           7.00
1998    First Quarter ..........................................................     8.50           7.00
        Second Quarter .........................................................     9.75           7.62
        Third Quarter...........................................................     9.25           6.25
        Fourth Quarter..........................................................   10.375           5.00
1999    First Quarter (through March 25, 1999)..................................    11.75           8.50

                                                                                       BOSTON STOCK
                                                                                         EXCHANGE
                                                                                   -------------------
                                                                                   CLOSING SALE PRICES
                                                                                   -------------------
YEAR                                    PERIOD                                      HIGH           LOW
----                                    ------                                      ----           ---
1997    First Quarter (Commencing February 6, 1997)............................. $  8.38         $  7.13
        Second Quarter..........................................................    7.14            6.00
        Third Quarter (Ending August 9, 1997)...................................    7.75            6.50

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

GENERAL

         The Company engages in the following activities:

         o it provides temporary registered nurses and other professional medical personnel primarily to client hospitals;

         o it sells, on behalf of others, business insurance, including workers' compensation, property, liability, casualty, and other types of coverage, and provides risk management services, including cost containment, safety management and claims management services, designed for segments of the franchise industry (particularly fast food restaurants, family-style restaurants and convenience stores); and

         o it provides reinsurance for certain workers' compensation and employer's liability insurance policies it sells.

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

         The Company utilizes a Third Party Administrator ("TPA") for its claims processing. In this regard, the TPA is responsible for: (i) establishing initial individual claim reserve amounts for all reported claims; (ii) periodic review of all open claims making the necessary upward or downward reserve adjustment based on the most current and up-to-date information; (iii) authorizing payments to claimants from previously established reserve amounts; (iv) closing claims as a result of payment thereof or closing claims without payment due to insufficient proof of loss coverage by the claimant or any combination thereof.

         As per the reinsurance agreement, the "fronting" company has the contractual responsibility for the initial funding of all claims payments made by the TPA and is subsequently entitled to seek reimbursement from the Company for claims it funded in accordance with the terms of the reinsurance agreement. To date, the fronting company has not sought reimbursement under the terms of the reinsurance agreement. Although timely payments have been made to claimants by the TPA, the Company's financial statements do not reflect such payments since it has not yet reimbursed the fronting company for such payments. Instead, the unreimbursed claim payments are included in the Company's balance sheet as Unpaid Losses and Loss Adjustment Expenses.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

         TOTAL REVENUES. Total revenues for the year ended December 31,1998 were $54,311,000 compared to $27,593,000 for the year ended December 31, 1997, representing a net increase of $26,718,000 or 96.8%.

         The following table provides a comparison of revenues for the years ended December 31, 1998 and 1997 by category:


                                                                                             NET      PERCENTAGE
                                                                 1998         1997         CHANGE       CHANGE
                                                             -----------   ----------    ----------   ----------
 Staffing income ..........................................  $34,462,000   11,594,000    22,868,000     197.2 %
 Premiums earned ..........................................   15,594,000   11,675,000     3,919,000      33.6 %
 Net commission income:
   Workers' compensation ..................................    1,399,000    1,529,000      (130,000)     (8.5)%
   Package ................................................      416,000      483,000       (67,000)    (13.9)%
   Other, net .............................................      148,000      347,000      (199,000)    (57.4)%
                                                             -----------   ----------    ----------   ----------
     Total net commission income ..........................    1,963,000    2,359,000      (396,000)    (16.8)%
 Net investment income ....................................    1,821,000    1,395,000       426,000      30.5 %
 Other income .............................................      471,000      570,000       (99,000)    (17.4)%
                                                             -----------   ----------    ----------   ----------
   Total revenues .........................................  $54,311,000   27,593,000    26,718,000      96.8 %
                                                             ===========   ==========    ==========   ==========
 Workers' compensation:
   Premiums collected .....................................  $14,431,000   14,929,000
   Ratio of net commission income/premiums
       collected ..........................................          9.7%       10.2%
                                                             ===========   =========

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

         TOTAL OPERATING EXPENSES. Total operating expenses for the year ended December 31, 1998 were $50,006,000 compared to $26,111,000 for the 1997 comparable period, representing an increase of $23,895,000 or 91.5%. The following table provides a comparison of total expenses for the years ended December 31, 1998 and 1997 by category:


                                                                                             NET      PERCENTAGE
                                                                 1998          1997         CHANGE       CHANGE
                                                             -----------    ----------    ----------   ----------
  Staffing costs ...........................................  $27,140,000    9,611,000    17,529,000     182.4%
  Losses and loss adjustment expenses incurred .............    8,052,000    6,257,000     1,795,000      28.7%
  Amortization of deferred acquisition costs ...............    5,000,000    4,162,000       838,000      20.1%
  Other operating expenses .................................    9,814,000    6,081,000     3,733,000      61.4%
                                                              -----------   ----------    ----------   ----------
  Total operating expenses .................................  $50,006,000   26,111,000    23,895,000      91.5%
                                                              ===========   ==========    ==========   ==========


     Staffing costs increased $17,529,000 consistent with the increase in staffing revenues for 1998 as discussed above.

         The major risk associated with the Company's entry into the reinsurance business is that the Company may experience an adverse loss ratio. In an effort to minimize such risk, the Company has obtained aggregate liability reinsurance coverage which limits its exposure to a maximum 70% loss ratio as more fully discussed in Note 1(c) to the Company's consolidated financial statements. The underwriting gains recognized by the Company is the most significant benefit realized by the Company as a result of its entry into the reinsurance business. Losses and loss adjustment expenses incurred (i) increased $1,795,000 or 28.7% which is consistent with the increase in premiums earned in 1998 as discussed above and (ii) were 51.6% and 53.6% of premiums earned for the years ended December 31, 1998 and 1997, respectively. Amortization of deferred acquisition costs (i) increased $838,000 or 20.1% which is also consistent with the increase in premiums earned in 1998 as discussed above and (ii) were 32.1% and 35.7% of premiums earned for the years ended December 31, 1998 and 1997, respectively. As a result, the underwriting gain, expressed as a percentage of earned premium, was 16.3% and 10.7% for the years ended December 31,1998 and 1997, respectively.

         Other operating expenses increased $3,733,000 or 61.4%. The following table provides a comparison of other operating expenses for the years ended December 31, 1998 and 1997 by category:

                                                                                             NET      PERCENTAGE
                                                                 1998         1997         CHANGE       CHANGE
                                                             -----------   ----------    ----------   ----------
 Personnel costs ...........................................  $5,827,000    3,546,000     2,281,000      64.3%
 Occupancy costs ...........................................     609,000      457,000       152,000      33.3%
 Professional fees .........................................     926,000      372,000       554,000     148.9%
 Other operating expenses ..................................   2,452,000    1,706,000       746,000      43.7%
                                                              ----------    ---------     ---------   ----------
   Total other operating expenses ..........................  $9,814,000    6,081,000     3,733,000      61.4%
                                                              ==========    =========     =========   ==========

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information, as of March 26, 1999, concerning our directors and executive officers:

Name                                                  Age             Positions With Our Company
----                                                  ---             --------------------------
 Mel Harris ........................................  58    Chairman of the Board of Directors and Chief
                                                            Executive Officer
 Peter E. Kilissanly ...............................  51    President, Chief Operating Officer and
                                                            Director
 D. Mark Olson .....................................  50    Executive Vice President
 William R. Dresback ...............................  51    Senior Vice President and Chief Financial
                                                            Officer
 Jose Menendez .....................................  37    Vice President, General Counsel and Assistant
                                                            Secretary
 Nancy Ryan ........................................  43    Vice President and Secretary
 Jack D. Burstein ..................................  53    Director
 Stuart J. Gordon ..................................  68    Director
 Alexander M. Haig, Jr .............................  74    Director
 Maxwell M. Rabb ...................................  88    Director


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

         ALEXANDER M. HAIG, A has been a director of our company since January 1999. Since August 1982, General Haig has been Chairman and President of Worldwide Associates, Inc., a business adviser to both U.S. and foreign companies in connection with international marketing and venture capital activities. From January 1981 until July 1982, General Haig served as Secretary of State of the United States. From December 1979 until January 1981, General Haig was President and Chief Operating Officer of United Technologies Corp. and is currently a senior consultant to such corporation. From 1974 through 1979, General Haig was the Supreme Allied Commander of NATO. Prior to that, he was White House Chief of Staff under the Nixon and Ford Administrations. General Haig currently serves on the Board of Directors of America Online, Inc., Interneuron Pharmaceuticals, Inc., MGM Grand, Inc. and Metro Goldwyn Mayer Inc.

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


                           SUMMARY COMPENSATION TABLE

                                                                                           Long-term
                                                                                           Compensation
                                                 Annual Compensation                     ----------------
                                     -----------------------------------------------        Securities
                                                                      Other Annual          Underlying          All Other
Name and Principal Position          Year     Salary($)    Bonus($)  Compensation($)     Options/SARs(#)      Compensation
---------------------------          ----     ---------    -------   --------------      ---------------      ------------
 Mel Harris(1)(2) .................  1998     $ 50,000        --          --                        --            2,470(6)
   Chairman of the Board and         1997     $116,729        --          --                   275,000              775(6)
   Chief Executive Officer           1996     $ 50,000        --          --                        --               --

 Peter E. Kilissanly(l)(3) ........  1998     $100,000        --          --                   150,000               --
   President and Chief
   Operating Officer

 D. Mark Olson(l)(4) ..............  1998     $250,000    50,000          --                        --               --
   Executive Vice President          1997     $120,000        --          --                   150,000               --

 William R. Dresback(1) ...........  1998     $150,000        --          --                    25,000            3,361(7)
   Senior Vice President and         1997     $150,000        --          --                    50,000            1,666(7)
   Chief Financial Officer           1996     $125,000        --          --                        --              891(7)

 Jose Menendez(1)(5) ..............  1998     $ 85,385        --          --                    45,000               --
   Vice President and General Counsel

----------------
(1) In January 1999, Messrs. Harris, Kilissanly, Olson, Dresback and Menendez entered into employment agreements with our company. See "--Employment Agreements."
(2) In July 1997, Mr. Harris voluntarily reduced his salary from $150,000 per annum to $52,000 per annum.
(3) Mr. Kilissanly was appointed as President and Chief Operating Officer of the Company in January 1999 and has been President and Chief Executive Officer of Preferred Staffing since March 1998.
(4) Mr. Olson was appointed Executive Vice President of the Company in January 1999 and has been President and Chief Executive Officer of Preferred Group since June 1998.
(5) Mr. Menendez has been Vice President and General Counsel of the Company since April 1998.
(6) Represents contributions by the Company to its 401(K) plan on behalf of Mr. Harris.
(7) Represents (i) insurance premiums paid by the Company in the amount of $891 for each of 1996, 1997 and 1998 for a term life insurance policy for the benefit of Mr. Dresback and (ii) contributions by the Company to its 401(K) plan on behalf of Mr. Dresback for 1997 and 1998.

                              OPTION GRANTS IN 1998

         The following table sets forth certain information concerning the grant of stock options in 1998 to each of the Named Executive Officers.


                                                                  Percentage to Total
                                               Number of           Options Granted
                                         Securities Underlying       to Employees         Exercise Price
 Name                                       Options Granted             in 1998              ($/Share)          Expiration Date
 ----                                    ---------------------    -------------------     --------------        ---------------
 Mel Harris ...............................         --                     --                     --                      --
 Peter E. Kilissanly(l) ...................     75,000                   23.4%                 $8.13                 3/30/08
 Peter E. Kilissanly(2) ...................     75,000                   23.4%                 $8.50                 7/22/08
 D. Mark Olson ............................         --                     --                     --                      --
 William R. Dresback(3)....................     25,000                    7.8%                 $8.50                 7/22/08
 Jose Menendez(4) .........................     45,000                   14.1%                 $8.50                 7/22/08

---------------------
(1) One-third of such options vest each year beginning on March 30, 1999. The vesting of one-half of such options each year is also subject to the Company meeting certain performance objectives.
(2) One-fifth of such options vest each year beginning on July 22, 1999. The vesting of one-half of such options each year is also subject to the Company meeting certain performance objectives.
(3)  One-fifth of such options vest each year beginning on July 22, 1999.
(4)  One-fifth of such options vest each year beginning on July 22, 1999.

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


                                                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                    OPTIONS AT FISCAL YEAR-END     AT FISCAL YEAR-END(1)
           NAME                                      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
           ----                                     --------------------------   -------------------------
           Mel Harris ..................................  55,000/220,000            $103,125/$412,500
           Peter E. Kilissanly .........................      --/150,000                  --/$196,500
           D. Mark Olson ...............................  15,000/120,000            $ 39,375/$315,000
           William R. Dresback .........................   30,000/45,000            $ 71,250/$ 75,625
           Jose Menendez ...............................       --/45,000                  --/$ 50,625

------------------
(1) The value of unexercised "in-the-money" options is equal to the difference between the closing sale price of the common stock on the Nasdaq SmallCap Market as of December 31, 1998 ($9.625) and the option exercise price per share, multiplied by the number of shares subject to options.

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

         In January 1999, we entered into one-year employment agreements with Mr. Kilissanly, Mr. Olson, Mr. Dresback, Mr. Menendez and Ms. Ryan. Pursuant to the agreements, Mr. Kilissanly agreed to serve as our President and Chief Operating Officer (and President and Chief Executive Officer of Preferred Staffing) for a salary of $275,000 per annum, Mr. Olson agreed to serve as our Executive Vice President (and President and Chief Executive Officer of Preferred Group) for a salary of $250,000 per annum, Mr. Dresback agreed to serve as our Senior Vice President and Chief Financial Officer for a salary of $175,000 per annum, Mr. Menendez agreed to serve as our Vice President, General Counsel and Assistant Secretary for a salary of $135,000 per annum, and Ms. Ryan agreed to serve as our Vice President and Secretary for a salary of $90,000 per annum.

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


           Name and Address of Beneficial Owner                  Number of Shares(2)  Percent of Class(2)
           ------------------------------------                  -------------------  -------------------
           Mel Harris(1)(3) .....................................    1,871,470              35.3%
           Howard Odzer(4) ......................................      711,765              13.6%
           Peter E. Kilissanly(1)(5) ............................      103,177               2.0%
           D. Mark Olson(6) .....................................       15,000                 *
           William R. Dresback(1)(7) ............................       40,000                 *
           Jose Menendez(1) .....................................           --                --
           Jack D. Burstein(8) ..................................       35,000                 *
           Stuart J. Gordon(9) ..................................       10,000                 *
           Alexander M. Haig, Jr.(10) ...........................           --                 *
           Maxwell M. Rabb(11) ..................................       10,000                 *
           All directors and executive officers as a group
             (10 persons)(12)....................................    2,125,647              39.0%

--------------------
 *   Less than 1%.

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

(6) Includes options to purchase 15,000 shares of common stock which vested on July 7, 1998. Does not include: (i) options to purchase 34,875 shares of the Company's common stock pursuant to the Company's 1996 Stock Option Plan, at an exercise price of $7.00 per share, of which options to purchase 2,625, 2,250, 15,000 and 15,000 shares of common stock will vest on July 7, 1999, 2000, 2001 and 2002, respectively (one-half of the number of shares covered by such option in each year are also subject to the Company meeting 80% of its budgeted pre-tax profits in such year); (ii) options to purchase 34,875 shares of the Company's common stock pursuant to the Company's 1996 Stock Option Plan, at an exercise price of $7.00 per share, of which options to purchase 2,625, 2,250, 15,000 and 15,000 shares, respectively, will vest on each of July 7, 1999, 2000, 2001 and 2002, respectively; (iii) options to purchase 25,125 shares of common stock, pursuant to the Share Escrow Agreement, at an exercise price of $7.00 per share, of which options to purchase 12,375 and 12,750 shares of the Company's common stock will vest on July 7, 1999 and July 7, 2000, respectively (one-half of the number of shares covered by such year are also subject to the Company's meeting 80% of its budgeted pre-tax profits in each year); (iv) options to purchase 25,000 shares of common stock pursuant to the Share Escrow Agreement, at an exercise price of $7.00 per share, of which options to purchase 12,375 shares of common stock will vest on July 1, 1999 and options to purchase 12,750 shares of common stock will vest on July 7, 2000 and (v) options to purchase 15,000 shares of the Company's common stock pursuant to the Company's 1996 Stock Option Plan at an exercise price of $7.00 per share, of which options to purchase 7,500 will vest on January 22, 2000 and on January 21, 2001, respectively, subject to the Company meeting 80% of its budgeted pre-tax profits in each year.

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

(9) Represents (a) options to purchase 5,000 shares of common stock issued pursuant to our 1996 Stock Option Plan and (b) options to purchase 5,000 shares of common stock issued pursuant to the Share Escrow Agreement, all exercisable within 60 days of March 26, 1999. Mr. Gordon's business address is c/o Duane Morris and Heckscher, 1667 K Street, Suite 700, Washington, D.C. 20006.

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

         SHAREHOLDERS' AGREEMENT. In February 1997, our company, Mr. Harris and Mr. Odzer entered into a Shareholders Agreement which provided for certain arrangements regarding restrictions on the transferability of shares owned by them (or by members of their respective families) and other matters. Under the Shareholders Agreement, the parties agreed to rights of first refusal under certain circumstances with respect to the disposition of shares of common stock held by Messrs. Harris and Odzer and certain registration and indemnification rights. The Shareholders Agreement also reaffirmed the irrevocable proxy granted to Mr. Harris to vote all of the shares held of record by Mr. Odzer which was granted by Mr. Odzer to Mr. Harris in May 1995. Under the Shareholders Agreement, the proxy would expire when Mr. Odzer owned less than fifteen percent of the outstanding common stock of our company. As of March 26,1999, Mr. Odzer owned approximately 13.6% of the outstanding common stock of our company, and accordingly, the proxy and certain sections of the Shareholders Agreement have been terminated, and other provisions of the Shareholders Agreement will expire on May 30, 2004.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Unless otherwise indicated, the following is a list of Exhibits filed as a part of this Annual Report on Form 10-KSB:


Exhibits                    Description of Document                                      Page
--------                    -----------------------                                      ----
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


Exhibits                    Description of Document                                      Page
--------                    -----------------------                                      ----
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

  10.15   Preferred's 1996 Stock Option Plan (Incorporated by reference to
          Preferred's Annual Report on Form 10-KSB for the year ended December
          31, 1997).

  10.16   Employment Agreement dated July 7, 1997, between Preferred and D. Mark
          Olson (Incorporated herein by reference to Preferred's Current Report on Form 8-& dated July 7, 1997 (filed on July 9, 1997)).

  10.17   Asset Purchase Agreement dated as of January 21, 1998, among HSSI
          Travel Nurse Operations, Inc., Hospital Staffing Services, Inc. and
          Preferred Employers Acquisition Corp. (Incorporated herein by reference to Preferred's Current Report on Form 8-K dated March 6,
          1998 (filed on March 16, 1998)).

  10.18   Shareholders Agreement dated as of February 11, 1997, among Preferred,
          Howard Odzer and Mel Harris (Incorporated hereby by reference to the Company's Annual Report on Form 10-KSB/A No. 1 for the year ended
          December 31, 1997).

  10.19   Loan Agreement, dated May 4, 1998, between Preferred Healthcare
          Staffing, Inc. and City National Bank of Florida (Incorporated herein by reference to Exhibit 10.1 to Preferred's Current Report on Form 8-K dated May 4, 1998 (filed on June 2, 1998)).

  10.20   Promissory Note and Security Agreement dated April 27, 1998, by
          Preferred Healthcare Staffing, Inc. to City National Bank of Florida
          (Incorporated herein by reference to Exhibit 10.2 to Preferred's
          Current Report on Form 8-K dated May 4, 1998 (filed on June 2, 1998)).


Exhibits                    Description of Document                                      Page
--------                    -----------------------                                      ----
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

  10.26 Stock Option Agreement, dated as of August 10, 1998, between Preferred and Stephen M. McLaughlin. (Incorporated herein by reference to Exhibit 10.4 to Preferred's Current Report on Form 8-K dated August
          19, 1998 (filed on August 20, 1998)).

  10.27 Registration Rights Agreement, dated as of August 10, 1998, by and among Preferred and Debbie Bender-Balazich, Steven Barth, Steven Jones and Stephen M. McLaughlin. (Incorporated herein by reference to Exhibit 10.5 to Preferred's Current Report on Form 8-K, dated August
          19, 1998 (filed on August 20, 1998)).

  *10.28  Executive Compensation Bonus Plan.

  *10.29  Employment Agreement between Preferred and Mel Harris.

  *10.30  Employment Agreement between Preferred and Peter E. Kilissanly.

  *10.31  Employment Agreement between Preferred and D. Mark Olson.

   10.32  Employment Agreement between Preferred and William R. Dresback.

  *10.33  Employment Agreement between Preferred and Jose Menendez.

  *10.34  Employment Agreement between Preferred and Nancy Ryan.

  *10.35  Consulting Agreement between Preferred and Alexander M. Haig, Jr.

   10.36  Amendment to Preferred's 1996 Stock Option Plan.

    21.1 Subsidiaries of the Company (Incorporated herein by reference to Exhibit 21.1 to Preferred's Annual Report on Form 10-KSB for the year ended December 31, 1997).

   *27.1  Financial Data Schedule.

------------------------
*    Filed herewith.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 1999.


                                       PREFERRED EMPLOYERS HOLDINGS, INC.



                                       By:           /s/ MEL HARRIS
                                           ------------------------------------
                                                         Mel Harris
                                           Chairman and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                  Title                            Date
           ----------                                 -----                            ----

       /s/ MEL HARRIS                        Chairman of the Board and            October 25, 1999
---------------------------------------        Chief Executive Officer
           Mel Harris                          (Principal Executive
                                               Officer)


    /s/ PETER E. KILISSANLY                  President, Chief Operating           October 25, 1999
---------------------------------------        Officer and Director
        Peter E. Kilissanly



   /s/ WILLIAM R. DRESBACK                   Senior Vice President and            October 25, 1999
---------------------------------------        Chief Financial Officer
       William R. Dresback                     (Principal Financial and
                                               Accounting Officer)



     /s/ JACK D. BURSTEIN                    Director                             October 25, 1999
---------------------------------------
         Jack D. Burstein



    /s/ STUART J. GORDON                     Director                             October 25, 1999
---------------------------------------
        Stuart J. Gordon



  /s/ ALEXANDER M. HAIG, JR.                 Director                             October 25, 1999
---------------------------------------
      Alexander M. Haig, Jr.



     /s/ MAXWELL M. RABB                     Director                             October 25, 1999
---------------------------------------
         Maxwell M. Rabb


                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report ..............................................  F-2

Report of Independent Accountants .........................................  F-3

Consolidated Balance Sheets as of December 31, 1998 and 1997 ..............  F-4

Consolidated Statements of Operations for the years ended
   December 31, 1998 and 1997 .............................................  F-5

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1998 and 1997 .............................................. F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998 and 1997 .............................................. F-7

Notes to Consolidated Financial Statements ................................. F-8

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

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
June 22, 1998, except for the information in
Note 1(d), for which the date is August 10, 1998

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS DECEMBER 31,
                            1998 AND 1997 (RESTATED)

                                                                                              1998          1997
                                                                                           -----------   ----------
                                                                                                         (restated)
                                                ASSETS
Investments:
  Held-to-maturity securities, at amortized cost (fair value of $15,692,019
    in 1998 and $8,237,669 in 1997) ....................................................  $15,454,481     8,015,105
  Held-to-maturity securities, at amortized cost-restricted (fair value of
    $8,388,009 in 1998 and $7,947,981 in 1997) .........................................    8,257,053     7,877,444
  Short-term investments ...............................................................    7,032,027     7,090,550
                                                                                          -----------    ----------
     Total investments .................................................................   30,743,561    22,983,099
Cash ...................................................................................    3,714,883     4,125,271
Accrued investment and interest income .................................................      408,538       311,934
Accounts, commissions and premiums receivable, net .....................................   11,200,923     2,699,657
Deferred acquisition costs .............................................................    1,807,841       903,880
Property and equipment, net ............................................................      897,625       709,800
Deferred tax assets ....................................................................      447,878       252,837
Deposits ...............................................................................      344,165       154,787
Goodwill and other intangible assets, net ..............................................    4,805,560            --
Other assets ...........................................................................    2,036,453       102,556
                                                                                          -----------    ----------
     Total assets ......................................................................  $56,407,427    32,243,821
                                                                                          ===========    ==========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable ........................................................................  $12,430,000     2,440,000
  Unpaid losses and loss adjustment expenses ...........................................   13,878,892     6,107,613
  Premiums, commissions and other insurance balances payable ...........................    7,175,659     8,189,169
  Unearned premiums ....................................................................    5,463,405     2,671,831
  Accounts payable and accrued expenses ................................................    1,588,326     1,360,613
  Other liabilities ....................................................................    2,894,283       700,356
                                                                                          -----------    ----------
     Total liabilities .................................................................   43,430,565    21,469,582
                                                                                          -----------    ----------
Shareholders' equity:
  Common stock, $0.01 par value; authorized 20,000,000 shares; issued
    5,771,497 shares ...................................................................       57,715        57,715
  Additional paid-in capital ...........................................................    9,891,562     9,147,730
  Retained earnings ....................................................................    3,533,142     2,074,351
                                                                                          -----------    ----------
     Total shareholders' equity ........................................................   13,482,419    11,279,796
  Treasury stock, at cost, 529,412 shares ..............................................     (505,557)     (505,557)
                                                                                          -----------    ----------
     Net shareholders' equity ..........................................................   12,976,862    10,774,239
                                                                                          -----------    ----------
     Total liabilities and shareholders' equity ........................................  $56,407,427    32,243,821
                                                                                          ===========    ==========


          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               Years Ended December 31, 1998 and 1997 (restated)

                                                                                              1998          1997
                                                                                          ------------   ----------
                                                                                                         (restated)
Revenues:
  Staffing income ......................................................................   $34,461,735    11,594,300
  Premiums earned ......................................................................    15,594,070    11,674,659
  Net commission income ................................................................     1,963,005     2,359,445
  Net investment income ................................................................     1,820,843     1,394,544
  Other income .........................................................................       471,327       570,464
                                                                                           -----------    ----------
  Total revenues .......................................................................    54,310,980    27,593,412
                                                                                           -----------    ----------
Expenses:
  Staffing costs .......................................................................    27,140,355     9,610,778
  Losses and loss adjustment expenses incurred .........................................     8,051,866     6,257,095
  Amortization of deferred acquisition costs ...........................................     4,999,956     4,161,884
  Other operating expenses .............................................................     9,814,401     6,080,808
                                                                                           -----------    ----------
Total operating expenses ...............................................................    50,006,578    26,110,565
                                                                                           -----------    ----------
Operating income before income taxes ...................................................     4,304,402     1,482,487
                                                                                           -----------    ----------
Interest expense .......................................................................     1,076,947       663,909
Amortization of intangible assets and other non-operating expenses .....................       649,265            --
                                                                                           -----------    ----------
Total non-operating expenses ...........................................................     1,726,212       663,909
                                                                                           -----------    ----------
Income before income taxes .............................................................     2,578,190       818,938
Income taxes ...........................................................................       375,565       208,980
                                                                                           -----------    ----------
Net income .............................................................................   $ 2,202,625       609,958
                                                                                           ===========    ==========
Net income -- basic ....................................................................   $ 2,202,625       609,958
Impact of potential common shares -- convertible notes .................................       407,496            --
                                                                                           -----------    ----------
Net income -- diluted ..................................................................   $ 2,610,121       609,958
                                                                                           ===========    ==========
Weighted average outstanding shares -- basic ...........................................     5,242,085     5,030,647
Impact of potential common shares -- convertible notes .................................       737,192            --
                                                                                           -----------    ----------
Common shares and common share equivalents used in computing net earnings per
  share -- diluted .....................................................................     5,979,277     5,030,647
                                                                                           ===========    ==========
Net basic earnings per share ...........................................................   $       .42           .12
                                                                                           ===========    ==========
Net diluted earnings per share .........................................................   $       .42           .12
                                                                                           ===========    ==========
Pro forma information (Unaudited) (Note 5):
Historical income before income taxes ..................................................   $ 2,578,190       818,938
Pro forma income tax provision (benefit) ...............................................       843,485      (250,336)
                                                                                           -----------    ----------
Pro forma net income ...................................................................   $ 1,734,705     1,069,274
                                                                                           ===========    ==========
Pro forma net income -- basic ..........................................................   $ 1,734,705     1,069,274
Impact of potential common shares -- convertible notes .................................       407,496            --
                                                                                           -----------    ----------
Pro forma net income -- diluted ........................................................   $ 2,142,201     1,069,274
                                                                                           ===========    ==========
Weighted average shares outstanding -- basic ...........................................     5,242,085     5,030,647
Impact of potential common shares -- convertible notes .................................       737,192            --
                                                                                           -----------    ----------
Weighted average shares outstanding -- diluted .........................................     5,979,277     5,030,647
                                                                                           ===========    ==========
Pro forma net basic earnings per share .................................................   $       .33           .21
                                                                                           ===========    ==========
Pro forma net diluted earnings per share ...............................................   $       .33           .21
                                                                                           ===========    ==========



          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1998 AND 1997 (RESTATED)

                                                                                              1998          1997
                                                                                           -----------   ----------
                                                                                                         (restated)
COMMON STOCK -- NUMBER OF SHARES:
Balance at beginning of period .........................................................     5,771,497     3,529,412
Exchange of common shares ..............................................................            --       517,085
Issuance of common shares ..............................................................            --     1,725,000
                                                                                           -----------    ----------
Balance at end of period ...............................................................     5,771,497     5,771,497
                                                                                           ===========    ==========
COMMON STOCK:
Balance at beginning of period .........................................................   $    57,715        35,294
Exchange of common shares ..............................................................            --         5,171
Issuance of common shares ..............................................................            --        17,250
                                                                                           -----------    ----------
Balance at end of period ...............................................................   $    57,715        57,715
                                                                                           ===========    ==========
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period .........................................................   $ 9,147,730            --
Exchange of common shares ..............................................................            --    (1,224,173)
Issuance of common shares ..............................................................            --    10,371,903
S Corporation undistributed income .....................................................       743,832            --
                                                                                           -----------    ----------
Balance at end of period ...............................................................   $ 9,891,562     9,147,730
                                                                                           ===========    ==========
RETAINED EARNINGS:
Balance at beginning of period .........................................................   $ 2,074,351       864,933
Net income .............................................................................     2,202,625     1,209,418
S Corporation undistributed income .....................................................      (743,834)           --
                                                                                           -----------    ----------
Balance at end of period ...............................................................   $ 3,533,142     2,074,351
                                                                                           ===========    ==========
TREASURY STOCK:
Balance at end of period................................................................      (505,557)     (505,557)
                                                                                           -----------    ----------
TOTAL SHAREHOLDERS' EQUITY .............................................................   $12,976,862    10,774,239
                                                                                           ===========    ==========


          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998 AND 1997 (RESTATED)

                                                                                              1998          1997
                                                                                           -----------   ----------
                                                                                                         (restated)
Cash flow from operating activities:
  Net income ...........................................................................  $  2,202,625       609,958
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .......................................................     1,032,627       202,312
   Amortization of deferred acquisition costs ..........................................     4,999,956     4,161,884
   Deferred income taxes ...............................................................      (195,041)     (252,837)
   Provision for uncollectible accounts ................................................       (29,313)      106,367

Change in:
   Accrued investment and interest income ..............................................       (96,604)     (311,934)
   Accounts, commissions and premiums receivable .......................................    (8,471,953)    2,307,487
   Deferred acquisition costs ..........................................................    (5,903,917)   (4,161,884)
   Unpaid losses and loss adjustment expenses ..........................................     7,771,279     5,908,223
   Unearned premiums ...................................................................     2,791,574       782,854
   Premiums, commissions and other insurance balances payable ..........................    (1,013,510)    2,759,821
   Accounts payable and accrued expenses ...............................................       227,713       696,852
   Other, net ..........................................................................       (57,305)   (2,303,141)
                                                                                          ------------   -----------
      Net cash provided by operating activities ........................................     3,258,131    10,505,962
                                                                                          ------------   -----------
Cash flow from investing activities:
   Purchases of securities .............................................................    (8,346,495)  (15,892,549)
   Purchase of subsidiary ..............................................................    (5,000,000)           --
   Sale (purchase) of short-term investments, net ......................................       586,033    (7,090,550)
   Purchase of property and equipment ..................................................      (419,690)     (268,470)
                                                                                          ------------   -----------
      Net cash used in investing activities ............................................   (13,180,152)  (23,251,569)
                                                                                          ------------   -----------
Cash flow from financing activities:
   Proceeds from sale of common stock ..................................................            --    10,384,324
   Repayment of shareholder loan .......................................................            --      (300,000)
   Proceeds from subordinated convertible notes payable ................................     9,621,914            --
   Borrowings from revolving line of credit, net .......................................     2,000,000     1,114,779
   Repayment of lines of credit ........................................................    (2,590,000)           --
   Other, net ..........................................................................       479,719        27,008
                                                                                          ------------   -----------
      Net cash provided by financing activities ........................................     9,511,633    11,226,111
                                                                                          ------------   -----------
Net decrease in cash ...................................................................      (410,388)   (1,519,496)
Cash at beginning of period ............................................................     4,125,271     5,644,767
                                                                                          ------------   -----------
Cash at end of period ..................................................................  $  3,714,883     4,125,271
                                                                                          ============   ===========
Supplemental disclosure of cash flow information:
   Income taxes paid ...................................................................  $    953,500       202,300
                                                                                          ============   ===========
   Interest paid .......................................................................  $    788,217        38,235
                                                                                          ============   ===========

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below is as follows:

                                                                  Composite
                                                    Prospective  Retroactive/
                                                      Method     Prospective
                                                    (pro forma)   (actual)
                                                    -----------  ------------
      1996 ........................................ $1,658,000      324,000
      1997 ........................................  1,288,000    1,372,000
      1998-2001 ...................................  1,314,000    2,564,000
                                                    ---------     ---------
                                                    $4,260,000    4,260,000
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

     (l) Reclassifications

     Certain items in the Company's 1997 financial statements have been reclassified to conform with the 1998 presentation.

(2) INVESTMENTS

      Net investment income for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                            1998        1997
                                                         ----------   ---------
        Fixed maturities ............................... $1,341,339     973,839
        Short-term investments and cash ................    479,504     420,705
                                                         ----------   ---------
        Net investment income .......................... $1,820,843   1,394,544
                                                         ==========   =========

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(2) INVESTMENTS (CONTINUED)

     The amortized cost and estimated fair values of the Company's investments at December 31, 1998 and 1997 are as follows:


                                                                                                       Amount At
                                                                           Gross        Gross         Which Shown
                                               Amortized    Unrealized   Unrealized   Estimated         On the
December 31, 1998                                Cost         Gains        Losses     Fair Value     Balance Sheet
-----------------                             -----------   -----------  ----------   ----------     -------------
Securities held to maturity:
  Fixed maturities:
    Obligations of states and political
      subdivisions .......................... $15,454,481    241,667      (4,129)     15,692,019       15,454,481
    Obligations of states and political
      subdivisions -- restricted ............   8,257,053    130,956                   8,388,009        8,257,053
                                              -----------    -------      ------      ----------       ----------
    Total fixed maturities .................. $23,711,534    372,623      (4,129)     24,080,028       23,711,534
                                              ===========    =======      ======      ==========       ==========


                                                                                                       Amount At
                                                                           Gross        Gross         Which Shown
                                               Amortized    Unrealized   Unrealized   Estimated         On the
December 31, 1997                                Cost         Gains        Losses     Fair Value     Balance Sheet
-----------------                             -----------   -----------  ----------   ----------     -------------
Securities held to maturity:
  Fixed maturities:
    Obligations of states and political
      subdivisions .........................  $ 8,015,105    222,564          --       8,237,669        8,015,105
    Obligations of states and political
      subdivisions -- restricted ...........    7,877,444     70,537          --       7,947,981        7,877,444
                                              -----------    -------      ------      ----------       ----------
    Total fixed maturities .................  $15,892,549    293,101          --      16,185,650       15,892,549
                                              ===========    =======      ======      ==========       ==========

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(2) INVESTMENTS (CONTINUED)

     The amortized cost and fair value of securities at December 31, 1998 and 1997, by contractual maturity date, are presented below:


                                                     December 31, 1998           December 31, 1997
                                                 -------------------------    -------------------------
                                                  Amortized                   Amortized
                                                    Cost        Fair Value      Cost        Fair Value
                                                 -----------   -----------    ----------    -----------
          Fixed maturities
             held-to-maturity:
          Due in one year or less .............  $        --            --            --            --
          Due after one year through
             five years ........................   14,394,846   14,600,179     6,941,072     7,139,209
          Due after one year through
             five years -- restricted ..........    7,197,418    7,296,169     6,803,411     6,849,521
          Due after five years through
             ten years .........................          --            --            --            --
          Due after ten years .................    1,059,635     1,091,840     1,074,033     1,098,460

          Due after ten years -- restricted....    1,059,635     1,091,840     1,074,033     1,098,460
                                                 -----------    ----------    ----------    ----------
                                                  23,711,534    24,080,028    15,892,549    16,185,650

         Short-term investments ................   1,515,347     1,515,347     4,903,714     4,903,714
         Short-term investments -- restricted ..   5,516,681     5,516,681     2,186,836     2,186,836
                                                 -----------    ----------    ----------    ----------
         Total ................................. $30,743,562    31,112,056    22,983,099    23,276,200
                                                 ===========    ==========    ==========    ==========

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                     December 31, 1998 and 1997 (restated)

(4) ACCOUNTS, COMMISSIONS AND PREMIUMS RECEIVABLE

     Accounts, commissions and premiums receivable consists of the following at December 31, 1998 and 1997:


                                                                                 1998           1997
                                                                              -----------     ---------
           Staffing accounts receivable -- billed ..........................  $ 5,626,113     1,922,857
           Staffing accounts receivable -- unbilled ........................    1,000,370       317,095
                                                                              -----------     ---------
                                                                                6,626,483     2,239,952
           Less allowance for uncollectible accounts ......................       (96,054)     (125,367)
                                                                              -----------     ---------
           Staffing accounts receivable, net ..............................     6,530,429     2,114,585
           Premiums receivable ............................................     3,652,463
           Commissions receivable .........................................     1,018,031       585,072
                                                                              -----------     ---------
           Total ..........................................................   $11,200,923     2,699,657
                                                                              ===========     =========


      The allowance for uncollectible accounts as of December 31, 1998 and 1997 consists of the following:

                                                                                   1998         1997
                                                                                 ---------    --------
            Beginning balance ................................................   $ 125,367     23,212
            Provision for uncollectible accounts .............................      96,624    106,367
            Write-offs .......................................................    (125,937)    (4,212)
                                                                                 ---------    -------
            Ending balance ...................................................   $  96,054    125,367
                                                                                 =========    =======

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

                                 [MISSING COPY]

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(6) INCOME TAXES (CONTINUED)

     Deferred income taxes are based upon temporary differences between the Company's financial statements and tax bases of assets and liabilities. The following deferred taxes are recorded for December 31, 1998 and 1997:

                                                                               1998          1997
                                                                             ----------    --------
           Deferred tax assets:
             Unearned premiums ............................................. $  411,176          --
             Reserve for unpaid claims .....................................    971,252     427,414
             Other, net ....................................................     59,105      44,348
                                                                             ----------    --------
                Gross deferred tax assets ..................................  1,441,533     471,762
                                                                             ----------    --------
           Deferred tax liabilities:
             Cash to accrual change ........................................   (284,575)   (218,925)
             Deferred acquisition costs ....................................   (680,291)         --
             Other, net ....................................................    (28,789)         --
                                                                             ----------    --------
                Gross deferred tax liabilities .............................   (993,655)   (218,925)
                                                                             ----------    --------
                   Net deferred tax asset .................................. $  447,878     252,837
                                                                             ==========    ========


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

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)


(8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity with respect to the Company's liability for unpaid losses and loss adjustment expenses is summarized as follows for the years ended December 31, 1998 and 1997:


                                                                                   1998          1997
                                                                                -----------   ---------
         Net unpaid losses and loss adjustment expenses at beginning of
           year ..............................................................  $ 6,107,613     199,390
                                                                                -----------   ---------
         Incurred related to:
           Current year ......................................................    7,614,086   6,257,095
           Prior year ........................................................      437,780          --
                                                                                -----------   ---------
              Total incurred .................................................    8,051,866   6,257,095
                                                                                -----------   ---------
         Paid related to:
           Current year ......................................................      280,587     348,872
           Prior year ........................................................           --          --
              Total paid .....................................................      280,587     348,872
                                                                                -----------   ---------

         Net unpaid losses and loss adjustment expenses at end of year......... $13,878,892   6,107,613
                                                                                ===========   =========


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

      The following table summarizes stock option activity under the Plan for 1998 and 1997:


                                                                1998                               1997
                                                   --------------------------------   ---------------------------------
                                                                   Weighted Average                    Weighted Average
                                                   Option Shares    Exercise Price    Option Shares     Exercise Price
                                                   -------------   ----------------   -------------    ----------------
  Beginning Balance .............................     511,500           $7.48                 --                --
  Granted .......................................     320,000           $8.44            511,500             $7.48
  Exercised .....................................          --              --                 --                --
  Expired .......................................          --              --                 --                --
                                                      -------           -----            -------             -----
  Ending Balance ................................     831,500           $7.85            511,500             $7.48
                                                      =======           =====            =======             =====

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     DECEMBER 31, 1998 AND 1997 (RESTATED)

(9) STOCK OPTIONS (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1998:


                                                  Options Outstanding            Options Exercisable
                                               -------------------------      --------------------------
                                                Weighted
                                                 Average        Weighted                        Weighted
                                                Remaining        Average                         Average
        Range of               Number          Contractual      Exercise        Number          Exercise
      Exercise Prices        Outstanding          Life            Price       Exercisable         Price
      ---------------        -----------       -----------      --------      -----------       ---------
         $7.00                  75,000            8.52           $ 7.00          22,274          $ 7.00
          7.25                 160,000            8.12             7.25          95,152            7.25
          7.75                 276,500            8.65             7.75          75,446            7.75
          8.50                 175,000            9.56             8.50          15,535            8.50
          8.13                  75,000            9.24             8.13          11,342            8.13
          8.625                 70,000            9.61             8.625          5,485            8.625
                               -------            ----           -------        -------          -------
         $7.00-8.625           831,500            8.86           $ 7.85         225,234          $ 7.85
                               =======            ====           =======        =======          =======


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

     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997:

                                                            1998        1997
                                                          ---------   --------
       Risk-free interest rate .........................      5.58%      6.46%
       Expected Life ...................................  6.5 years    7 years
       Expected volatility .............................        40%        25%
       Expected dividend yield .........................          0          0

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

October 1998, the staffing company entered into an office lease agreement which became effective on October 1, 1998. The agreement provides for an initial seven-year term with one five-year renewal option. The following is a schedule of the approximate future minimum lease payments for office space and equipment for the Company and its subsidiaries as of December 31, 1998:

         Year Ending December 31,                                     Total
         ------------------------                                   ---------
         1999 ..................................................    $ 800,000
         2000 ..................................................      836,000
         2001 ..................................................      859,000
         2002 ..................................................      637,000
         Thereafter ............................................    1,453,000
                                                                   ----------
                                                                   $4,585,000
                                                                   ==========

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

     Certain information concerning the Company's reporting segments for the years ended December 31, 1998 and 1997 is as follows:


                                                                                  Employee
                                 1998                              Insurance      Staffing       Totals
                                 ----                             -----------    ----------    ----------
          Revenues from external customers ....................   $18,028,102    34,462,035    52,490,137
          Intersegment revenues ...............................        36,237            --        36,237
          Interest revenue ....................................     1,679,481           745     1,680,226
          Interest expense ....................................            --       494,935       494,935
          Depreciation and amortization .......................       140,657       380,018       520,675
          Segment profit ......................................     2,843,101     1,962,923     4,806,024
          Segment assets ......................................    40,434,696    12,545,917    52,980,613
          Expenditures for segment assets .....................        39,250       317,740       356,990



                                                                                  Employee
                                 1997                              Insurance      Staffing       Totals
                                 ----                             -----------    ----------    ----------
          Revenues from external customers ....................   $14,604,568     11,594,300   26,198,868
          Interest revenue ....................................     1,152,846             --    1,152,846
          Interest expense ....................................        16,534        647,375      663,909
          Depreciation and amortization .......................       150,341         51,971      202,312
          Segment profit (loss) ...............................     1,410,149      (599,460)      810,689
          Segment assets ......................................    24,985,368      2,543,618   27,528,986
          Expenditures for segment assets .....................        82,677        185,793      268,470

                                 [MISSING COPY]

               PREFERRED EMPLOYER HOLDINGS, INC. AND SUBSIDIARIES

                     December 31, 1998 and 1997 (restated)

 (13) SEGMENT REPORTING (CONTINUED)

     Other Items:

                                                                  Reportable   Unallocated
                                                                    Segment     Corporate   Consolidated
         1998                                                        Total        Total         Total
         ----                                                     ----------   -----------  ------------
         Depreciation and amortization .........................  $  520,675     511,952      1,032,627
         Expenditures for assets ...............................     356,990      62,700        419,690
         Amortization of deferred acquisition costs ............   4,999,956          --      4,999,956

                                                                  Reportable   Unallocated
                                                                    Segment     Corporate   Consolidated
         1997                                                        Total        Total         Total
         ----                                                     ----------   -----------  ------------
         Depreciation and amortization .........................  $  202,312          --        202,312
         Expenditures for assets ...............................     268,470          --        268,470
         Amortization of deferred acquisition costs ............   4,161,884          --      4,161,884


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