Form 10QSB/A
period 1999-06-30
PREFERRED EMPLOYERS HOLDINGS INC
filed 1999-10-25
CIK 1023695

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ------------------

                                  FORM 10-QSB
                                AMENDMENT NO. 1

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                        COMMISSION FILE NUMBER 1-12677

                              ------------------

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

                              ------------------

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


===============================================================================

                      PREFERRED EMPLOYERS HOLDINGS, INC.

                FORM 10-Q -- FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX


                                                                           Page
                                                                           ----
PART I   --  FINANCIAL INFORMATION

Item - 1 --  Quarterly Financial Statements

             Consolidated Balance Sheets .................................  3

             Consolidated Statements of Operations .......................  4

             Consolidated Statements of Cash Flows .......................  6

             Notes to Consolidated Financial Statements ..................  8

Item - 2 --  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................. 23

Item - 3 --  Quantitative and Qualitative Discussions About Market Risk .. 30

PART II  --  OTHER INFORMATION

Item - 1 --  Legal Proceedings ........................................... 31

Item - 2 --  Changes in Securities and Use of Proceeds ................... 31

Item - 3 --  Defaults Upon Senior Securities ............................. 31

Item - 4 --  Submission of Matters to a Vote of Security Holders ......... 31

Item - 5 --  Other Information ........................................... 31

Item - 6 --  Exhibits and Reports on Form 8-K ............................ 31

SIGNATURE ................................................................ 32

                         PART 1: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                                    June 30, 1999     December 31, 1998
                                                                                    -------------     -----------------
ASSETS
Investments:
  Held-to-maturity securities, at amortized cost (fair value of
    $19,438,700 in 1999 and $15,692,019 in 1998) ..................................   $19,610,103        15,454,481
  Held-to-maturity securities, at amortized cost-restricted (fair value of
    $9,191,460 in 1999 and $8,388,009 in 1998) ....................................     9,265,583         8,257,053
  Short-term investments ..........................................................     3,852,725         7,032,027
                                                                                      -----------        ----------

  Total investments ...............................................................    32,728,411        30,743,561

Cash ..............................................................................     6,785,535         3,714,883
Accrued investment and interest income ............................................       471,100           408,538
Accounts, commissions and premiums receivables, net ...............................    11,899,245        11,200,923
Deferred acquisition costs ........................................................     2,083,056         1,807,841
Property and equipment, net .......................................................       939,341           897,625
Deferred tax assets ...............................................................       827,594           447,878
Deposits ..........................................................................       436,719           344,165
Goodwill and other intangible assets, net .........................................     4,688,896         4,805,560
Prepaid expenses ..................................................................       777,414           427,502
Deferred convertible note issue costs .............................................       863,507           979,137
Other assets ......................................................................       490,269           629,814
                                                                                      -----------        ----------
  Total assets ....................................................................   $62,991,087        56,407,427
                                                                                      ===========        ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable ...................................................................   $11,021,417        12,430,000
  Unpaid losses and loss adjustment expenses ......................................    18,113,136        13,878,892
  Premiums, commissions and other insurance balances payable ......................     7,243,435         7,175,659
  Unearned premiums ...............................................................     6,295,120         5,463,405
  Accounts payable and accrued expenses ...........................................     2,124,095         1,588,326
  Escrow and trust funds ..........................................................     3,666,111         1,891,966
  Other liabilities ...............................................................       784,183         1,002,317
                                                                                      -----------        ----------
     Total liabilities ............................................................    49,247,497        43,430,565
                                                                                      -----------        ----------
Shareholders' equity:
  Common stock, $0.01 par value; authorized 20,000,000 shares; issued
   5,776,497 shares in 1999 and 5,771,497 shares in 1998 ..........................        57,765            57,715
  Additional paid-in capital ......................................................     9,936,512         9,891,562
  Retained earnings ...............................................................     4,254,870         3,533,142
                                                                                      -----------        ----------
     Total shareholders' equity ....................................................   14,249,147        13,482,419
  Treasury stock, at cost, 529,412 shares ..........................................     (505,557)         (505,557)
                                                                                      -----------        ----------
  Net shareholders' equity .........................................................   13,743,590        12,976,862
                                                                                      -----------        ----------
     Total liabilities and shareholders' equity ....................................  $62,991,087        56,407,427
                                                                                      ===========        ==========

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 FOR THE THREE MONTHS ENDED JUNE 30, 1999, 1998 (RESTATED) AND 1997 (RESTATED)


                                                                                            (RESTATED) (RESTATED)
                                                                                1999           1998       1997
                                                                              -----------   ---------  ----------
REVENUES:
 Staffing income ...........................................................  $11,318,878   8,941,998  2,419,269
 Premiums earned ...........................................................    4,141,662   4,349,917  2,625,364
 Net commission income .....................................................      341,086     526,585    497,072
 Net investment income .....................................................      456,760     505,561    505,994
 Other income ..............................................................       75,790     125,426    142,977
                                                                               ----------  ----------  ---------
 Total revenues ............................................................   16,334,176  14,449,487  6,190,676
                                                                               ----------  ----------  ---------
Expenses:
 Staffing costs ............................................................    8,732,954   6,820,469  2,150,538
 Losses and loss adjustment expenses incurred ..............................    2,277,914   2,348,955  1,422,830
 Amortization of deferred acquisition costs ................................    1,371,322   1,464,038    952,255
 Other operating expenses ..................................................    3,339,802   2,738,872  1,382,855
                                                                               ----------  ----------  ---------
    Total expenses .........................................................   15,721,992  13,372,334  5,908,478
                                                                               ----------  ----------  ---------
Operating income before income taxes .......................................      612,184   1,077,153    282,198
                                                                               ----------  ----------  ---------
Interest expense ...........................................................      255,513     256,635    162,997
Amortization of intangible assets and other non-operating expenses .........       81,131     138,060         --
                                                                               ----------  ----------  ---------
    Total non-operating expenses ...........................................      336,644     394,695    162,997
                                                                               ----------  ----------  ---------
Income before income taxes .................................................      275,540     682,458    119,201
Income taxes ...............................................................        7,646      91,629     41,233
                                                                               ----------  ----------  ---------
  Net income ...............................................................   $  267,894     590,829     77,968
                                                                               ==========  ==========  =========
Net income -- basic ........................................................   $  267,894     590,829     77,968
Impact of potential common shares -- convertible notes .....................      152,536      79,287         --
                                                                               ----------  ----------  ---------
Net income -- diluted ......................................................   $  420,430     670,116     77,968
                                                                               ==========  ==========  =========
Weighted average outstanding shares -- basic ...............................    5,247,085   5,242,085  5,242,085
Impact of potential common shares -- convertible notes .....................    1,170,000     581,044         --
                                                                               ----------  ----------  ---------
Common shares and common shares equivalents used in computing net
 earnings per shares -- diluted ............................................    6,417,085   5,823,129  5,242,085
                                                                               ==========  ==========  =========
Net basic earnings per share ...............................................   $     0.05        0.11       0.01
                                                                               ==========  ==========  =========
Net diluted earnings per share .............................................   $     0.05        0.11       0.01
                                                                               ==========  ==========  =========
PRO FORMA INFORMATION (NOTES 6 AND 13):
Historical income before income taxes ......................................   $  275,540     682,458    119,201
Pro forma income tax provision .............................................        7,646     256,350      5,229
                                                                               ----------  ----------  ---------
Pro forma net income .......................................................   $  267,894     426,108    113,972
                                                                               ==========  ==========  =========
Pro forma net income -- basic ..............................................   $  267,894     426,108    113,972
Impact of potential common shares -- convertible notes .....................      152,536      79,287         --
                                                                               ----------  ----------  ---------
Pro forma net income -- diluted ............................................   $  420,430     505,395    113,972
                                                                               ==========  ==========  =========
Weighted average outstanding shares -- basic ...............................    5,247,085   5,242,085  5,242,085
Impact of potential common shares -- convertible notes .....................    1,170,000     581,044         --
                                                                               ----------  ----------  ---------
Weighted average outstanding shares -- diluted .............................    6,417,085   5,823,129  5,242,085
                                                                               ==========  ==========  =========
Pro forma net basic earnings per share .....................................   $     0.05        0.08       0.02
                                                                               ==========  ==========  =========
Pro forma net diluted earnings per share ...................................   $     0.05        0.08       0.02
                                                                               ==========  ==========  =========


          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999, 1998
                         (RESTATED) AND 1997 (RESTATED)


                                                                                            (RESTATED) (RESTATED)
                                                                                1999           1998       1997
                                                                              -----------  ----------  ----------
REVENUES:
 Staffing income ...........................................................  $22,171,854  14,863,410   4,664,203
 Premiums earned ...........................................................    7,883,505   7,416,526   4,669,794
 Net commission income .....................................................      721,824   1,069,715   1,131,386
 Net investment income .....................................................      891,924     891,546     719,646
 Other income ..............................................................      210,709     264,331     288,061
                                                                              -----------  ----------  ----------
     Total revenues ........................................................   31,879,816  24,505,528  11,473,090
                                                                              -----------  ----------  ----------
Expenses:
 Staffing costs ............................................................   17,060,963  11,596,918   4,014,249
 Losses and loss adjustment expenses incurred ..............................    4,335,927   4,004,924   2,526,147
 Amortization of deferred acquisition costs ................................    2,609,364   2,445,353   1,689,564
 Other operating expenses ..................................................    6,326,620   4,519,855   2,667,109
                                                                              -----------  ----------  ----------
     Total expenses ........................................................   30,332,874  22,567,050  10,897,069
                                                                              -----------  ----------  ----------
Operating income before income taxes ......................................     1,546,942   1,938,478     576,021
                                                                              -----------  ----------  ----------
Interest expense ..........................................................       536,691     458,585     279,960
Amortization of intangible assets and other non-operating expenses ........       139,463     238,621          --
                                                                              -----------  ----------  ----------
    Total non-operating expenses ..........................................       676,154     697,206     279,960
                                                                              -----------  ----------  ----------
Income before income taxes ................................................       870,788   1,241,272     296,061
Income taxes ..............................................................       149,060     141,968     170,823
                                                                              -----------  ----------  ----------
    Net income ............................................................   $   721,728   1,099,304     125,238
                                                                              ===========  ==========  ==========
Net income -- basic .......................................................   $   721,728   1,099,304     125,238
Impact of potential common shares -- convertible notes ....................       306,633      79,287          --
                                                                              -----------  ----------  ----------
Net income -- diluted .....................................................   $ 1,028,361   1,178,591     125,238
                                                                              ===========  ==========  ==========
Weighted average outstanding shares -- basic ..............................     5,247,085   5,242,085   4,815,704
Impact of potential common shares -- convertible notes ....................     1,170,000     292,127          --
                                                                              -----------  ----------  ----------
Common shares and common shares equivalents used in computing net
  earnings per shares -- diluted ...........................................    6,417,085   5,534,212   4,815,704
                                                                              ===========  ==========  ==========
Net basic earnings per share ..............................................   $      0.14        0.21        0.03
                                                                              ===========  ==========  ==========
Net diluted earnings per share ............................................   $      0.14        0.21        0.03
                                                                              ===========  ==========  ==========
PRO FORMA INFORMATION (NOTES 6 AND 13):
Historical income before income taxes .....................................   $   870,787   1,241,272     296,061
Pro forma income tax provision ............................................       149,060     464,578     102,122
                                                                              ===========  ==========  ==========
Pro forma net income ......................................................   $   721,728     776,694     193,939
                                                                              ===========  ==========  ==========
Pro forma net income -- basic .............................................   $   721,728     776,694     193,939
Impact of potential common shares -- convertible notes ....................       306,633      79,287          --
                                                                              -----------  ----------  ----------
Pro forma net income -- diluted ...........................................   $ 1,028,361     855,981     193,939
                                                                              ===========  ==========  ==========
Weighted average outstanding shares -- basic ..............................     5,247,085   5,242,085   4,815,704
Impact of potential common shares -- convertible notes ....................     1,170,000     292,127          --
                                                                              -----------  ----------  ----------

Weighted average outstanding shares -- diluted ............................     6,417,085   5,534,212   4,815,704
                                                                              ===========  ==========  ==========
Pro forma net basic earnings per share ....................................   $      0.14        0.15        0.04
                                                                              ===========  ==========  ==========
Pro forma net diluted earnings per share ..................................   $      0.14        0.15        0.04
                                                                              ===========  ==========  ==========


          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED JUNE 30, 1999, 1998
                         (RESTATED) AND 1997 (RESTATED)


                                                                                         (RESTATED)     (RESTATED)
                                                                            1999            1998           1997
                                                                         -----------     ----------     ----------
Cash flow from operating activities:
 Net Income .......................................................... $   267,894         590,829         77,968
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization ......................................     185,542         219,880         60,430
  Loss on sale of property and equipment .............................      22,799              --             --
  Amortization of deferred acquisition costs .........................   1,371,321       1,464,038        952,255
  Deferred income taxes ..............................................    (297,725)       (477,630)            --
  Provision for uncollectible accounts ...............................      (7,275)        (38,969)        18,107
Change in:
 Accrued investment and interest income ..............................    (148,625)        (13,453)      (173,941)
 Accounts, commissions and premiums receivable .......................     419,862      (4,380,750)       395,959
 Deferred acquisition costs ..........................................  (1,409,782)     (3,288,725)    (1,689,564)
 Unpaid losses and loss adjustment expenses ..........................   2,227,595       2,155,636      1,335,597
 Unearned premiums ...................................................     116,228       3,846,284       (348,461)
 Premiums, commissions and other insurance balances...................  (1,147,581)       (718,749)      (931,135)
 Accounts payable and accrued expenses ...............................     (64,090)        725,115        464,494
 Other, net ..........................................................     883,949         (75,013)       404,287
                                                                       -----------     -----------     ----------
    Net cash provided by operating activities ........................   2,420,112           8,493        565,996
                                                                       -----------     -----------     ----------
Cash flow from investing activities:
 Purchases of short-term investments, net ............................  (1,726,055)    (10,922,753)    (2,329,458)
 Proceeds from disposal of property and equipment ....................       6,000              --             --
 Purchases of property and equipment .................................     (55,368)        (32,529)      (111,450)
                                                                       -----------     -----------     ----------
    Net cash used in investing activities ............................  (1,775,423)    (10,955,282)    (2,440,908)
                                                                       -----------     -----------     ----------
Cash flow from financing activities:
 Proceeds from subordinated convertible notes payable ................          --       9,621,914             --
 Repayment of shareholder loan .......................................          --              --        (75,000)
 Borrowings from revolving line of credit, net .......................          --       2,000,000        699,195
 Repayment of line of credit .........................................    (663,583)             --       (289,271)
 Other, net ..........................................................          --          (2,830)       (20,635)
                                                                       -----------     -----------     ----------
    Net cash (used in) provided by financing activities...............    (663,583)     11,619,084        314,289
                                                                       -----------     -----------     ----------
Net increase (decrease) in cash ......................................     (18,894)        672,295     (1,560,623)
Cash at beginning of period ..........................................   6,804,429       3,028,300      5,576,023
                                                                       -----------     -----------     ----------
Cash at end of period ................................................ $ 6,785,535       3,700,595      4,015,400
                                                                       ===========     ===========     ==========
Supplemental disclosure of cash flow information:
 Income taxes paid ................................................... $   343,000         950,000             --
                                                                       ===========     ===========     ==========
 Interest paid ....................................................... $   195,750         135,010        180,134
                                                                       ===========     ===========     ==========

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999, 1998
                         (RESTATED) AND 1997 (RESTATED)

                                                                                         (RESTATED)      (RESTATED)
                                                                            1999            1998            1997
                                                                         -----------     ----------      ----------
Cash flow from operating activities:
 Net Income ...........................................................  $   721,728      1,099,304        125,238
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .......................................      372,432        370,644        104,972
  Loss on sale of property and equipment ..............................       22,799             --             --
  Amortization of deferred acquisition costs ..........................    2,609,364      2,445,353      1,689,564
  Deferred income taxes ...............................................     (379,716)      (829,401)            --
  Provision for uncollectible accounts ................................        6,274        (22,420)        44,428
 Change in:
  Accrued investment and interest income ..............................      (62,562)        54,521       (173,941)
  Accounts, commissions and premiums receivable .......................     (704,596)    (7,248,897)     3,085,775
  Deferred acquisition costs ..........................................   (2,884,579)    (3,940,329)    (1,689,564)
  Unpaid losses and loss adjustment expenses ..........................    4,234,244      3,811,005      2,351,679
  Unearned premiums ...................................................      831,715      4,419,082       (951,896)
  Premiums, commissions and other insurance balances ..................       67,776        (56,989)      (953,252)
  Accounts payable and accrued expenses ...............................      535,769      1,535,746      1,367,841
  Other, net ..........................................................    1,764,154       (114,348)     2,038,763
                                                                         -----------   ------------    -----------
     Net cash provided by operating activities ........................    7,134,801      1,523,871      7,039,607
                                                                         -----------   ------------    -----------
Cash flow from investing activities:
 Purchase of subsidiary ................................................          --     (5,000,000)            --
 Purchases of short-term investments, net ..............................  (1,984,850)    (8,471,577)   (19,735,394)
 Proceeds from disposal of property and equipment ......................       6,000             --             --
 Purchases of property and equipment ...................................    (203,671)       (54,897)      (172,452)
                                                                         -----------   ------------    -----------
     Net cash used in investing activities .............................  (2,182,520)   (13,526,474)   (19,907,846)
                                                                         -----------   ------------    -----------
Cash flow from financing activities:
 Proceeds from sale of common stock ....................................          --             --     10,384,324
 Proceeds from subordinated convertible notes payable ..................          --      9,621,914             --
 Repayment of shareholder loan .........................................          --             --       (150,000)
 Borrowings from revolving line of credit, net .........................          --      2,000,000      1,579,195
 Repayment of line of credit ...........................................  (1,363,583)            --       (568,987)
 Bank overdraft ........................................................    (518,046)       (38,327)            --
 Other, net ............................................................          --         (5,660)        (5,660)
                                                                         -----------   ------------    -----------
     Net cash (used in) provided by financing activities ...............  (1,881,629)    11,577,927     11,238,872
                                                                         -----------   ------------    -----------
Net increase (decrease) in cash ........................................   3,070,652       (424,676)    (1,629,367)

Cash at beginning of period ............................................   3,714,883      4,125,271      5,644,767
                                                                         -----------   ------------    -----------
Cash at end of period .................................................. $ 6,785,535      3,700,595      4,015,400
                                                                         ===========   ============    ===========
Supplemental disclosure of cash flow information:
 Income taxes paid ..................................................... $   523,000        950,000             --
                                                                         ===========   ============    ===========
 Interest paid ......................................................... $   417,844        343,983        267,876
                                                                         ===========   ============    ===========


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

     Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below is as follows:


                                                          Prospective        Composite
                                                            Method     Retroactive/Prospective
 Years                                                    (Pro Forma)         (Actual)
 -----                                                   -----------   -----------------------
 1996 ..................................................   $1,658,000         324,000
 1997 ..................................................    1,288,000       1,372,000
 1998 ..................................................      400,000         840,000
 1999 ..................................................      332,000         658,000
 2000 ..................................................      300,000         563,000
 2001 ..................................................      282,000         503,000
                                                           ----------       ---------
                                                           $4,260,000       4,260,000
                                                           ==========       =========

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

     The amortized cost and estimated fair values of the Company's investments at June 30, 1999 and December 31, 1998 are as follows:

                                                                                                             Amount at
                                                                                                               Which
                                                                                                               Shown
                                                                                                               on the
                                                    Amortized     Unrealized    Unrealized     Estimated       Balance
                                                      Cost          Gains         Losses       Fair Value      Sheet
                                                   -----------    ----------    -----------    ----------    ----------
June 30, 1999:
--------------
Securities held to maturity:
Fixed maturities:
  Obligations of states and political
    subdivision .................................  $19,610,103      64,587      (235,990)      19,438,700    19,610,103
  Obligations of states and political
   subdivisions -- restricted....................    9,265,583       6,740       (80,863)       9,191,460     9,265,583
                                                   -----------     -------      --------       ----------    ----------
 Total fixed maturities .........................  $28,875,686      71,327      (316,853)      28,630,160    28,875,686
                                                   ===========     =======      ========       ==========    ==========

December 31, 1998:
------------------
Securities held to maturity:
Fixed maturities:
  Obligations of states and political
    subdivision..................................  $15,454,481     241,667        (4,129)      15,692,019    15,454,481
  Obligations of state and political
    subdivisions -- restricted...................    8,257,053     130,956            --        8,388,009     8,257,053
                                                   -----------     -------      --------       ----------    ----------
Total fixed maturities...........................  $23,711,534     372,623        (4,129)      24,080,028    23,711,534
                                                   ===========     =======      ========       ==========    ==========


              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)


(2) INVESTMENTS (CONTINUED)

     The amortized cost and fair value of securities at June 30, 1999 and December 31, 1998, by contractual maturity date, are presented below:


                                                                 June 30, 1999             December 31, 1998
                                                           -------------------------    --------------------------
                                                             Amortized      Fair         Amortized       Fair
                                                               Cost         Value          Cost          Value
                                                           -----------    ----------    ----------    -----------
Fixed maturities held-to-maturity:
 Due in one year or less ................................  $        --            --            --            --

 Due after one year through five years ..................   17,497,971    17,376,380    14,394,846    14,600,179
 Due after one year through five years --
   restricted ...........................................    9,265,583     9,191,460     7,197,418     7,296,169
 Due after five years through ten years .................    1,049,756     1,024,300            --            --
 Due after ten years ....................................    1,062,376     1,038,020     1,059,635     1,091,840
 Due after ten years -- restricted ......................           --            --     1,059,635     1,091,840
                                                           -----------    ----------    ----------    ----------
                                                            28,875,686    28,630,160    23,711,534    24,080,028
 Short-term investments .................................      162,965       162,965     1,515,347     1,515,347
 Short-term investments -- restricted ...................    3,689,760     3,689,760     5,516,680     5,516,680
                                                           -----------    ----------    ----------    ----------
 Total ..................................................  $32,728,411    32,482,885    30,743,561    31,112,055
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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)


(4) ACCOUNTS, COMMISSIONS AND PREMIUMS RECEIVABLE

     Accounts, commissions and premiums receivable consists of the following at June 30, 1999 and December 31,1998:


                                                                        June 30, 1999     December 31, 1998
                                                                        -------------     -----------------
           Staffing accounts receivable -- billed ....................   $ 4,038,581          5,626,113
           Staffing accounts receivable -- unbilled ..................     1,907,833          1,000,370
                                                                         -----------          ---------
                                                                           5,946,414          6 626,483
           Less allowance for uncollectible accounts .................      (102,328)           (96,054)
                                                                         -----------          ---------
           Staffing accounts receivable, net .........................     5,844,086          6,530,429
           Premiums receivable .......................................     4,949,709          3,652,463
           Commissions receivable ....................................     1,105,450          1,018,031
                                                                         -----------         ----------
           Total .....................................................   $11,899,245         11,200,923
                                                                         ===========         ==========

     The allowance for uncollectible accounts as of June 30, 1999 and December 31, 1998 consists of the following:


                                                                        June 30, 1999     December 31, 1998
                                                                        -------------     -----------------
           Beginning balance .........................................    $ 96,054             125,367
           Provision for uncollectible accounts ......................      47,116              96,624
           Write-offs ................................................     (40,842)           (125,937)
                                                                          --------            --------
           Ending Balance ............................................    $102,328              96,054
                                                                          ========            ========


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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)


(6)  INCOME TAXES

         U.S. Federal and state income tax expense (benefit) consists of the following components:


           For the Three Months Ended                                   Current    Deferred     Total
           --------------------------                                  --------    --------     ------
           June 30, 1999 ...........................................   $305,371    (297,725)     7,646
           June 30, 1998 ...........................................    569,259    (477,630)    91,629
           June 30, 1997 ...........................................     41,233          --     41,233

           For the Six Months Ended                                     Current    Deferred      Total
           ------------------------                                    --------    --------     -------
           June 30, 1999 ...........................................   $528,776    (379,716)    149,060
           June 30, 1998 ...........................................    971,369    (829,401)    141,968
           June 30, 1997 ...........................................    170,823          --     170,823


     Income tax expense for the three months and six months ended June 30, 1999, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:


                                                           For the Three Months            For the Six Months
                                                              Ended June 30,                 Ended June 30,
                                                        ---------------------------   ------------------------------
                                                          1999     1998       1997       1999       1998      1997
                                                        -------   -------   -------   --------   --------   --------
 Expected income tax expense ........................   $93,684   232,036    40,528    296,068    422,032   100,661
 State income tax, net ..............................     9,738    16,361     4,768     31,837     29,578    11,842
 Tax-exempt investment income .......................   (93,303)  (58,694)  (67,873)  (182,678)  (124,598)  (86,934)
 Travel and entertainment expense ...................     6,646        --        --     23,584         --        --
 "S Corporation" (income) expense ...................        --   (78,785)   62,281         --   (144,989)  158,586
 Other, net .........................................    (9,119)  (19,289)    1,529    (19,751)   (40,055)  (13,332)
                                                        -------   -------   -------   --------   --------   -------
 Total income tax expense ...........................   $ 7,646    91,629    41,233    149,060    141,968   170,823
                                                        =======   =======   =======   ========   ========   =======


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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)


(6) INCOME TAXES (CONTINUED)

     Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded for June 30, 1999, and December 31, 1998, respectively:


                                                                                     1999         1998
                                                                                 -----------    ---------
           Deferred tax assets:
             Unearned premiums ................................................    $   473,771      411,176

             Reserve for unpaid losses and loss adjustment expenses............      1,305,205      971,252

             Other, net .......................................................         59,105       59,105
                                                                                   -----------    ---------
               Gross deferred tax assets ......................................      1,838,081    1,441,533
                                                                                   -----------    ---------
           Deferred tax liabilities:
             Cash to accrual change ...........................................       (219,704)    (284,575)
             Deferred acquisition costs .......................................       (783,854)    (680,291)
             Other, net .......................................................         (6,929)     (28,789)
                                                                                   -----------    ---------
               Gross deferred tax liabilities .................................     (1,010,487)    (993,655)
                                                                                   -----------    ---------
                 Net deferred tax asset .......................................    $   827,594      447,878
                                                                                   ===========    =========



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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 1999 (UNAUDITED)


(8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the six months ended June 30, 1999, 1998 and 1997:


                                                                                1999         1998         1997
                                                                            -----------    ---------   ----------
 Net unpaid losses and loss adjustment expenses at beginning of
   period ..............................................................    $13,878,892    6,107,613     199,390
                                                                            -----------    ---------   ---------
 Incurred related to
   Current year ........................................................      3,677,961    4,004,924   2,526,147
   Prior year ..........................................................        657,966           --          --
                                                                            -----------    ---------   ---------
     Total incurred ....................................................      4,335,927    4,004,924   2,526,147
                                                                            -----------    ---------     -------
 Paid related to:
   Current year ........................................................        100,021      193,319     174,468
   Prior year ..........................................................          1,662           --          --
                                                                            -----------    ---------   ---------
     Total paid ........................................................        101,683      193,319     174,468
                                                                            -----------    ---------   ---------
Net unpaid losses and loss adjustment expenses at end of period ........    $18,113,136    9,919,218   2,551,069
                                                                            ===========    =========   =========


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

     Certain information concerning the Company's reporting segments for the three months and six months ended June 30, 1999, 1998 and 1997 is as follows:

For the Three Months Ended June 30,
-----------------------------------



                                                                                 Employee
           1999                                                  Insurance       Staffing      Totals
           ----                                                  ---------      ----------   ----------
           Revenues from external customers ...................  $4,558,538     11,318,878   15,877,416
           Intersegment revenue ...............................       6,507             --        6,507
           Interest revenue ...................................     452,289            302      452,591
           Segment profit .....................................     529,022        949,034    1,478,056

           1998
           ----
           Revenues from external customers ...................  $5,001,928      8,941,998   13,943,926
           Interest revenue ...................................     505,561             --      505,561
           Segment profit .....................................     756,348        365,079    1,121,427

           1997
           ----
           Revenues from external customers ...................  $3,265,511      2,419,269    5,684,780
           Interest revenue ...................................     425,887             --      425,887
           Segment profit .....................................     354,967       (293,047)      61,920


              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)


(11) SEGMENT REPORTING (CONTINUED)


FOR THE SIX MONTHS ENDED JUNE 30,
---------------------------------

                                                                                          Employee
1999                                                                       Insurance      Staffing      Totals
----                                                                       ----------    ----------   ----------
Revenues from external customers ........................................ $ 8,816,038    22,171,854   30,987,892
Intersegment revenue ....................................................      16,341            --       16,341
Interest revenue ........................................................     868,479           302      868,781
Segment profit ..........................................................   1,184,475     1,768,158    2,952,633
Segment assets ..........................................................  49,114,134    12,832,371   61,946,505

1998
----
Revenues from external customers ........................................ $ 8,750,572    14,863,410   23,613,982
Interest revenue ........................................................     891,546            --      891,546
Segment profit ..........................................................   1,310,984       555,044    1,866,028
Segment assets ..........................................................  36,802,571    12,083,921   48,886,492

1997
----
Revenues from external customers ........................................ $ 6,089,042     4,664,203   10,753,245
Interest revenue ........................................................     606,778            --      606,778
Segment profit ..........................................................     672,153      (466,431)     205,722
Segment assets ..........................................................  18,597,890     1,906,885   20,504,775


     Information for the Company's reportable segments relates to the enterprise's consolidated totals as follows:

FOR THE THREE MONTHS ENDED JUNE 30,
-----------------------------------

                                                                                1999          1998        1997
                                                                             -----------   ----------   ---------
Revenues:
---------
Total revenues for reportable segments ...................................   $16,336,514   14,449,487   6,110,667
Intersegment revenue .....................................................        (6,507)          --          --
Unallocated corporate interest revenue ...................................         4,169           --      80,009
                                                                             -----------    ----------  ---------
Total consolidated revenues ..............................................   $16,334,176    14,449,487  6,190,676
                                                                             ===========    ==========  =========
Profit or Loss:
----------------
Total profit or loss for reportable segments .............................   $ 1,478,056     1,121,427     61,920
Unallocated amounts:
  General corporate expenses .............................................    (1,206,685)    (438,969)    (22,728)
  Corporate interest revenue .............................................         4,169           --      80,009
                                                                            ------------    ---------   ---------
Income before income taxes ...............................................  $    275,540       682,458    119,201
                                                                            ============    ==========  =========


              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)


(11) SEGMENT REPORTING (CONTINUED)

     OTHER items:


                                                                           Reportable     Unallocated
                                                                            Segment        Corporate       Consolidated
                                                                             Total           Total            Total
                                                                          ----------      -----------     ------------
1999
-----
Depreciation and amortization ..........................................  $  121,765         4,674          126,439
Amortization of deferred acquisition costs .............................   1,371,322            --        1,371,322

1998
----
Depreciation and amortization ..........................................  $  191,191            --          191,191
Amortization of deferred acquisition costs .............................   1,464,038            --        1,464,038

1997
----
Depreciation and amortization ..........................................  $   43,809            --           43,809
Amortization of deferred acquisition costs .............................     952,255            --          952,255


FOR THE SIX MONTHS ENDED JUNE 30,
----------------------------------


                                                                            1999          1998           1997
                                                                         -----------    ----------    ----------
Revenues:
---------
Total revenues for reportable segments ................................  $31,873,014    24,505,528    11,360,023
Intersegment revenue ..................................................      (16,341)           --            --
Unallocated corporate interest revenue ................................       23,143            --       113,067
                                                                         -----------    ----------    ----------
Total consolidated revenues ...........................................  $31,879,816    24,505,528    11,473,090
                                                                         ===========    ==========    ==========
Profit or Loss:
---------------
Total profit or loss for reportable segments ..........................  $ 2,952,633     1,866,028       205,722
Unallocated amounts:
  General corporate expenses ..........................................   (2,104,989)    (624,756)      (22,728)
  Corporate interest revenue ..........................................       23,143           --        113,067
                                                                         -----------    ----------    ----------
Income before income taxes ............................................  $   870,787     1,241,272       296,061
                                                                         ===========    ==========    ==========

Assets:
-------
Total assets for reportable segments ..................................  $61,946,505    48,886,492    20,504,775
Elimination of intersegment receivables ...............................     (276,286)     (539,748)           --
Unallocated general corporate assets ..................................    2,799,477     9,349,268     6,104,104
Elimination of receivable from corporate ..............................   (1,478,609)     (576,641)     (201,641)
                                                                         -----------    ----------    ----------
Total consolidated assets .............................................  $62,991,087    57,119,371    26,407,238
                                                                         ===========    ==========    ==========

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                           JUNE 30, 1999 (UNAUDITED)


(11) SEGMENT REPORTING (CONTINUED)

     Other items:


                                                                           Reportable     Unallocated
                                                                            Segment        Corporate       Consolidated
                                                                             Total           Total            Total
                                                                          ----------      -----------     ------------
1999
-----
Depreciation and amortization     ......................................  $  240,871         8,949            249,820

Amortization of deferred acquisition costs .............................   2,609,364            --          2,609,364

1998
----
Depreciation and amortization ..........................................  $  341,955            --            341,955
Amortization of deferred acquisition costs .............................   2,445,353            --          2,445,353

1997
----
Depreciation and amortization ..........................................  $   82,472            --             82,472
Amortization of deferred acquisition costs .............................   1,689,564            --          1,689,564


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

     o it sells, on behalf of others, business insurance, including workers' compensation, property, liability, casualty, and other types of coverage, and provides risks management services, including cost containment, safety management and claims management services, designed for segments of the franchise industry (particularly fast food restaurants, family-style restaurants and convenience stores); and

     o it provides reinsurance for certain workers' compensation and employers' liability insurance policies it sells.

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

     The following table provides a comparison of revenues for the three months ended June 30, 1999 and 1998 by category:


                                                                                           Net       Percentage
                                                             1999            1998         Change       Change
                                                          -----------     ---------     ---------    ----------
Staffing Income ......................................... $11,319,000     8,942,000     2,377,000       26.6 %
Premiums earned .........................................   4,141,000     4,350,000      (209,000)      (4.8)%
Net commission income:
  Workers' compensation .................................     284,000       393,000      (109,000)     (27.7)%
  Package ...............................................      17,000        93,000       (76,000)     (81.7)%
  Other, net ............................................      40,000        41,000        (1,000)      (2.4)%
                                                          -----------    ----------     ---------       ----
     Total net commission income ........................     341,000       527,000      (186,000)     (35.3)%
Net investment income ...................................     457,000       505,000       (48,000)      (9.5)%
Other income ............................................      76,000       125,000       (49,000)     (39.2)%
                                                          -----------    ----------     ---------       -----
     Total revenues ..................................... $16,334,000    14,449,000     1,885,000       13.0 %
                                                          ===========    ==========     =========       =====
Workers' compensation:
  Premiums collected .................................... $ 3,437,000     4,276,000
                                                          ===========    ==========
  Ratio of net commission income/premiums
    collected ...........................................         8.3%         9.2%
                                                          ===========    =========

     Staffing income increased $2,377,000 or 26.6% as a result of the acquisition of certain of the assets of Travel Nurse (acquired in March 1998) and the increase in business related to the acquisition and merger of NET Healthcare. Premiums earned decreased $209,000 or 4.8% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of the decrease in the book of business. Workers' compensation commission income decreased $109,000 or 27.7% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of the decrease in premiums collected of $839,000, which was attributable to the decrease in the workers' compensation book of business. Package commission income decreased $76,000 or 81.7% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of a reduction in the business written for fast food restaurants. Other net commission income decreased $1,000 or 2.4% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of the decrease in volume of small business plan premiums collected. Net investment income decreased $48,000 or 9.5% and other income decreased $49,000 or 39.2% for the three months ended June 30, 1999 as compared to the 1998 comparable period as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1 (c) to the Company's consolidated financial statements.

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

     The following table provides a comparison of total operating expenses for the three months ended June 1999 and 1998 by category:


                                                                                          Net       Percentage
                                                              1999            1998       Change       Change
                                                          -----------      ---------    ---------   ----------
Staffing costs ........................................   $ 8,733,000      6,820,000    1,913,000      28.0 %
Losses and loss adjustment expenses incurred ..........     2,278,000      2,349,000      (71,000)     (3.0)%
Amortization of deferred acquisition costs ............     1,371,000      1,464,000      (93,000)     (6.4)%
Other operating expenses ..............................     3,340,000      2,739,000      601,000      21.9 %
                                                          -----------     ----------    ---------      ----
  Total operating expenses .............................. $15,722,000     13,372,000    2,350,000      17.6 %
                                                          ===========     ==========    =========      ====

     Staffing costs increased $1,913,000 or 28.0% consistent with the increase in staffing revenues for the three months ended June 30, 1999 as discussed above. The major risk associated with the Company's entry into the reinsurance business is that the Company may experience an adverse loss ratio. In an effort to minimize such risk, the Company has obtained aggregate liability reinsurance coverage which limits its exposure to a maximum 70% loss ratio as more fully discussed in Note 1(c) to the Company's consolidated financial statements. The underwriting gains recognized by the Company is the most significant benefit realized by the Company as a result of its entry into the reinsurance business. Losses and loss adjustment expenses incurred (i) decreased $71,000 or 3.0% which is consistent with the decrease in premiums earned for the three months ended June 30, 1999 as discussed above and (ii) were 55.0% and 54.0% of premiums earned for the three month periods ended June 30, 1999 and June 30, 1998, respectively. Amortization of deferred acquisition costs (i) decreased $93,000 or 6.4% which is also consistent with the decrease in premiums earned during the three months ended June 30, 1999 as discussed above and (ii) were 33.1% and 33.7% of premiums earned for the three month periods ended June 30, 1999 and 1998, respectively. As a result, the underwriting gain, expressed as a percentage of earned premium, was 11.9% and 12.3% for the three month periods ended June 30, 1999 and 1998, respectively.

     Other operating expenses increased $601,000 or 21.9%. The following table provides a comparison of other operating expenses for the three months ended June 30, 1999 and 1998 by category:


                                                                                          Net       Percentage
                                                              1999            1998       Change       Change
                                                          -----------      ---------    ---------   ----------
Personnel costs .........................................  $1,881,000      1,592,000      289,000       18.2 %
Occupancy expenses ......................................     214,000        223,000       (9,000)      (4.0)%
Professional fees .......................................     462,000        189,000      273,000      144.4 %
Other operating expenses ................................     783,000        735,000       48,000        6.5 %
                                                           ----------      ---------      -------      -----
  Total other operating expenses ........................  $3,340,000      2,739,000      601,000       21.9 %
                                                           ==========      =========      =======      =====

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

     The following table provides a comparison of revenues for the six months ended June 30, 1999 and 1998 by category:


                                                                                          Net       Percentage
                                                              1999            1998       Change       Change
                                                          -----------      ---------    ---------   ----------
Staffing Income ......................................... $22,172,000    14,863,000     7,309,000        49.2 %
Premiums earned .........................................   7,883,000     7,417,000       466,000         6.3 %
Net commission income:
  Workers' compensation .................................     570,000       809,000      (239,000)      (29.5)%
  Package ...............................................      71,000       182,000      (111,000)      (61.0)%
  Other, net ............................................      81,000        79,000         2,000         2.5 %
                                                          -----------    ----------     ---------       -----
    Total net commission income .........................     722,000     1,070,000      (348,000)      (32.5)%
    Net investment income ...............................     892,000       892,000            --          --
    Other income ........................................     211,000       264,000       (53,000)      (20.1)%
                                                          -----------    ----------     ---------      ------
    Total revenues ...................................... $31,880,000    24,506,000     7,374,000        30.1 %
                                                          ===========    ==========     =========      ======
Workers' compensation:
  Premiums collected .................................... $ 6,366,000     7,982,000
                                                          ===========    ==========
  Ratio of net commission income/premiums
    collected ...........................................         9.0%         10.1%
                                                          ===========    ==========

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

      The following table provides a comparison of total operating expenses for the six months ended June 30, 1999 and 1998 by category:


                                                                                          Net       Percentage
                                                              1999            1998       Change       Change
                                                          -----------      ---------    ---------   ----------
Staffing costs .......................................... $17,061,000       11,597,000   5,464,000      47.1%
Losses and loss adjustment expenses incurred ............   4,336,000        4,005,000     331,000       8.3%
Amortization of deferred acquisition costs ..............   2,609,000        2,445,000     164,000       6.7%
Other operating expenses ................................   6,327,000        4,520,000   1,807,000      40.0%
                                                          -----------      -----------   ---------      ----
 Total operating expenses ............................... $30,333,000       22,567,000   7,766,000      34.4%
                                                          ===========      ===========   =========      ====

     Staffing costs increased $5,464,000 or 47.1% consistent with the increase in staffing revenues for the six months ended June 30, 1999 as discussed above. The major risk associated with the Company's entry into the reinsurance business is that the Company may experience an adverse loss ratio. In an effort to minimize such risk, the Company has obtained aggregate liability reinsurance coverage which limits its exposure to a maximum 70% loss ratio as more fully discussed in Note 1(c) to the Company's consolidated financial statements. The underwriting gains recognized by the Company is the most significant benefit realized by the Company as a result of its entry into the reinsurance business. Losses and loss adjustment expenses incurred (i) increased $331,000 or 8.3% which is consistent with the increase in premiums earned for the six months ended June 30, 1999 as discussed above and (ii) were 55% and 54% of premiums earned for the six month periods ended June 30, 1999 and 1998, respectively. Amortization of deferred acquisition costs (i) increased $164,000 or 6.7% which is also consistent with the increase in premiums earned for the six months ended June 30, 1999 and 1998, respectively. As a result, the underwriting gain, expressed as a percentage of earned premium, was 11.9% and 13.0% for the six month periods ended June 30, 1999 and 1998, respectively.


      Other operating expenses increased $1,807,000 or 40.0%. The following table provides a comparison of other operating expenses for the six months ended June 30, 1999 and 1998 by category:


                                                                                          Net       Percentage
                                                              1999            1998       Change       Change
                                                          -----------      ---------    ---------   ----------
Personnel costs ........................................  $3,637,000        2,673,000     964,000       36.1%
Occupancy expenses .....................................     432,000          344,000      88,000       25.6%
Professional fees ......................................     737,000          332,000     405,000      122.0%
Other operating expenses ...............................   1,521,000        1,171,000     350,000       29.9%
                                                          ----------        ---------   ---------      -----
 Total other operating expenses ........................  $6,327,000        4,520,000   1,807,000       40.0%
                                                          ==========        =========   =========      =====


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

     For the six months ended June 30, 1999, net cash and investments were $37,679,000 (net of premiums payable of $1,835,000). Net cash provided by operating activities for the six months ended June 30, 1999 increase to $7,135,000 from $1,524,000 in the 1998 comparable period, an increase of $5,611,000. This increase resulted primarily from decreases in accounts receivable, deferred acquisition cost in unpaid losses and loss adjustment expenses and premiums of $6,544,000, $1,056,000, and $3,587,000, respectively, and increases in unpaid losses and loss adjustment expenses and premiums, commissions and other insurance balances of $423,000 and $125,000, respectively. The decrease in accounts receivable was primarily associated with increased collection efforts of the staffing company during 1999. The increases in unpaid losses and loss adjustment expenses and premiums, commissions and other insurance balances are consistent with the increase in premiums earned during 1999. The decreases in unearned premiums and deferred acquisition costs are consistent with a decrease in reinsurance premiums receivable during 1999.

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

YEAR 2000

     The Year 2000 presents potential concerns for businesses. The consequences of this is we may include system failures and business process interruption. In addition to the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year which may cause similar problems in many systems unless remediated.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following exhibits are included in this Quarterly Report a Form 10-Q:

     27.1  Financial Data Schedule

      (b) Reports on Form 8-K. The Company's Current Report on Form 8-K dated May 7, 1999 (filed on May 12, 1999).

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.



                                           PREFERRED EMPLOYERS HOLDINGS, INC.



                                           By: /s/ WILLIAM R. DRESBACK
                                               --------------------------------
                                               William R. Dresback
                                               Senior Vice President and Chief
                                               Financial Officer (principal and
                                               chief accounting officer and
                                               duly authorized to sign on behalf
                                               of the Registrant)



Date: October 25, 1999