Form 10-Q
period 1999-09-30
PREFERRED EMPLOYERS HOLDINGS INC
filed 1999-11-22
CIK 1023695

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                            ------------------------

                                   FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes /X/    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of November 18, 1999 was 2,261,581 shares of Common Stock.

                       PREFERRED EMPLOYERS HOLDINGS, INC.

              FORM 10-Q--FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                                                    PAGE
                                                                                                  --------

PART I                  --          FINANCIAL INFORMATION

Item-1                  --          Quarterly Financial Statements

                                    Consolidated Balance Sheets.................................      3

                                    Consolidated Statements of Operations.......................      4

                                    Consolidated Statements of Cash Flows.......................      6

                                    Notes to Consolidated Financial Statements..................      8

Item-2                  --          Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations.........................     25

Item-3                  --          Quantitative and Qualitative Discussion about Market risk...     33

PART II                 --          OTHER INFORMATION

Item-1                  --          Legal Proceedings...........................................     34

Item-2                  --          Changes in Securities and Use of Proceeds...................     34

Item-3                  --          Defaults Upon Senior Securities.............................     34

Item-4                  --          Submission of Matters to a Vote of Security Holders.........     34

Item-5                  --          Other Information...........................................     34

Item-6                  --          Exhibits and Reports on Form 8-K............................     34

SIGNATURE                           ............................................................     35

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                           ASSETS
Investments:
  Available-for-sale securities, at fair value (amortized
    cost of $21,763,024 in 1999)............................      $21,554,901                 --
  Available-for-sale securities, at fair value-restricted
    (amortized cost of $9,283,237 in 1999)..................        9,200,420                 --
  Held-to-maturity securities, at amortized cost (fair value
    of $15,692,019 in 1998).................................               --         15,454,481
  Held-to-maturity securities, at amortized cost-restricted
    (fair value of $8,388,009 in 1998)......................               --          8,257,053
  Short-term investments....................................        3,910,194          7,032,027
                                                                  -----------         ----------
  Total investments.........................................       34,665,515         30,743,561
Cash........................................................        5,985,040          3,714,883
Accrued investment and interest income......................          424,100            408,538
Accounts, commissions and premiums receivables, net.........       12,361,216         11,200,923
Deferred acquisition costs..................................        1,806,286          1,807,841
Property and equipment, net.................................          930,393            897,625
Deferred tax assets, net....................................        1,188,001            447,878
Deposits....................................................          447,211            344,165
Goodwill and other intangible assets, net...................        4,630,564          4,805,560
Prepaid expenses............................................          565,371            427,502
Deferred convertible note issue costs.......................          807,797            979,137
Other assets................................................          502,236            629,814
                                                                  -----------         ----------
    Total assets............................................      $64,313,730         56,407,427
                                                                  -----------         ----------
            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................      $10,535,000         12,430,000
  Unpaid losses and loss adjustment expenses................       19,852,869         13,878,892
  Premiums, commissions and other insurance balances
    payable.................................................        7,773,669          7,175,659
  Unearned premiums.........................................        5,239,114          5,463,405
  Accounts payable and accrued expenses.....................        2,953,665          1,588,326
  Escrow and trust funds....................................        3,194,554          1,891,966
  Other liabilities.........................................        1,019,577          1,002,317
                                                                  -----------         ----------
    Total liabilities.......................................       50,568,448         43,430,565
                                                                  -----------         ----------
Shareholders' equity:
  Common stock, $0.01 par value; authorized 20,000,000
    shares; issued 5,776,497 shares in 1999 and 5,771,497
    shares in 1998..........................................           57,765             57,715
  Additional paid-in capital................................        9,936,512          9,891,562
  Accumulated other comprehensive deficit...................         (183,292)                --
  Retained earnings.........................................        4,439,854          3,533,142
                                                                  -----------         ----------
    Total shareholders' equity..............................       14,250,839         13,482,419
  Treasury stock, at cost, 529,412 shares...................         (505,557)          (505,557)
                                                                  -----------         ----------
    Net shareholders' equity................................       13,745,282         12,976,862
                                                                  -----------         ----------
    Total liabilities and shareholders' equity..............      $64,313,730         56,407,427
                                                                  ===========         ==========

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (RESTATED)

                                                                                         (RESTATED)
                                                                 1999          1998         1997
                                                              -----------   ----------   ----------
Revenues:
  Staffing income...........................................  $12,098,967    9,420,005   3,190,693
  Premiums earned...........................................    3,436,457    4,264,153   3,368,045
  Net commission income.....................................      339,873      452,747     648,522
  Net investment income.....................................      480,814      444,766     383,885
  Other income..............................................       77,713      120,582     138,538
                                                              -----------   ----------   ---------
    Total revenues..........................................   16,433,824   14,702,253   7,729,683
                                                              -----------   ----------   ---------
Expenses:
  Staffing costs............................................    9,291,741    7,392,163   2,522,458
  Losses and loss adjustment expenses incurred..............    1,790,052    2,196,591   1,831,305
  Amortization of deferred acquisition costs................    1,198,707    1,373,824   1,227,047
  Other operating expenses..................................    3,474,820    2,579,587   1,777,599
                                                              -----------   ----------   ---------
    Total expenses..........................................   15,755,320   13,542,165   7,358,409
                                                              -----------   ----------   ---------
Operating income before income taxes........................      678,504    1,160,088     371,274
                                                              -----------   ----------   ---------
Interest expense............................................      249,834      324,763     177,692
Amortization of intangible assets and other non-operating
  expenses..................................................       71,827      206,605          --
                                                              -----------   ----------   ---------
    Total non-operating expenses............................      321,661      531,368     177,692
                                                              -----------   ----------   ---------
Income before income taxes..................................      356,843      628,720     193,582
Income taxes................................................      171,859      180,705      41,719
                                                              -----------   ----------   ---------
  Net income................................................  $   184,984      448,015     151,863
                                                              -----------   ----------   ---------
Net income-basic............................................  $   184,984      448,015     151,863
Impact of potential common shares-convertible notes.........      153,826      155,169          --
                                                              -----------   ----------   ---------
Net income-diluted..........................................  $   338,810      603,184     151,863
                                                              ===========   ==========   =========
Weighted average outstanding shares-basic...................    5,247,085    5,242,085   5,242,085
Impact of potential common shares-convertible notes.........    1,170,000    1,175,000          --
                                                              -----------   ----------   ---------
Common shares and common shares equivalents used in
  computing net earnings per shares-diluted.................    6,417,085    6,417,085   5,242,085
                                                              ===========   ==========   =========
Net basic earnings per share................................  $      0.04         0.09        0.03
                                                              ===========   ==========   =========
Net diluted earnings per share..............................  $      0.04         0.09        0.03
                                                              ===========   ==========   =========
PRO FORMA INFORMATION (Note 6 and 13):
Historical income before income taxes.......................  $   356,843      628,720     193,582
Pro forma income tax provision..............................      171,859      239,882     (67,104)
                                                              -----------   ----------   ---------
Pro forma net income........................................  $   184,984      388,838     260,686
                                                              ===========   ==========   =========
Pro forma net income-basic..................................  $   184,984      388,838     260,686
Impact of potential common shares-convertible notes.........      153,826      155,169          --
                                                              -----------   ----------   ---------
Pro forma net income-diluted................................  $   338,810      544,007     260,686
                                                              ===========   ==========   =========
Weighted average outstanding shares-basic...................    5,247,085    5,242,085   5,242,085
Impact of potential common shares-convertible notes.........    1,170,000    1,175,000          --
                                                              -----------   ----------   ---------
Weighted average outstanding shares-diluted.................    6,417,085    6,417,085   5,242,085
                                                              ===========   ==========   =========
Pro forma net basic earnings per share......................  $      0.04         0.07        0.05
                                                              ===========   ==========   =========
Pro forma net diluted earnings per share....................  $      0.04         0.07        0.05
                                                              ===========   ==========   =========

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, 1998 (RESTATED) AND 1997
                                   (RESTATED)

                                                                            (RESTATED)   (RESTATED)
                                                                 1999          1998         1997
                                                              -----------   ----------   ----------
Revenues:
  Staffing income...........................................  $34,270,821   24,283,415    7,854,896
  Premiums earned...........................................   11,319,962   11,680,679    8,037,839
  Net commission income.....................................    1,061,697    1,522,462    1,779,908
  Net investment income.....................................    1,372,737    1,336,311    1,103,531
  Other income..............................................      288,422      384,913      426,599
                                                              -----------   ----------   ----------
    Total revenues..........................................   48,313,639   39,207,780   19,202,773
                                                              -----------   ----------   ----------
Expenses:
  Staffing costs............................................   26,352,704   18,989,081    6,382,069
  Losses and loss adjustment expenses incurred..............    6,125,979    6,201,515    4,357,452
  Amortization of deferred acquisition costs................    3,808,071    3,819,177    2,916,611
  Other operating expenses..................................    9,801,440    7,099,442    4,605,080
                                                              -----------   ----------   ----------
    Total expenses..........................................   46,088,194   36,109,215   18,261,212
                                                              -----------   ----------   ----------
Operating income before income taxes........................    2,225,445    3,098,565      941,561
                                                              -----------   ----------   ----------
Interest expense............................................      786,525      783,348      457,652
Amortization of intangible assets and other non-operating
  expenses..................................................      211,289      445,226           --
                                                              -----------   ----------   ----------
    Total non-operating expenses............................      997,814    1,228,574      457,652
                                                              -----------   ----------   ----------
Income before income taxes..................................    1,227,631    1,869,991      483,909
Income taxes................................................      320,919      322,673      212,542
                                                              -----------   ----------   ----------
  Net income................................................  $   906,712    1,547,318      271,367
                                                              ===========   ==========   ==========

Net income-basic............................................  $   906,712    1,547,318      271,367
Impact of potential common shares-convertible notes.........      460,460       75,378           --
                                                              -----------   ----------   ----------
Net income-diluted..........................................  $ 1,367,172    1,622,696      271,367
                                                              ===========   ==========   ==========
Weighted average outstanding shares-basic...................    5,247,085    5,242,085    4,959,393
Impact of potential common shares-convertible notes.........    1,170,000      589,652           --
                                                              -----------   ----------   ----------
Common shares and common shares equivalents used in
  computing net earnings per shares-diluted.................    6,417,085    5,831,737    4,959,393
                                                              ===========   ==========   ==========
Net basic earnings per share................................  $      0.17         0.30         0.05
                                                              ===========   ==========   ==========
Net diluted earnings per share..............................  $      0.17         0.28         0.05
                                                              ===========   ==========   ==========
PRO FORMA INFORMATION (Note 6 and 13):
Historical income before income taxes.......................  $ 1,227,631    1,869,991      483,909
Pro forma income tax provision..............................      320,919      647,134     (174,861)
                                                              -----------   ----------   ----------
Pro forma net income........................................  $   906,712    1,222,857      658,770
                                                              ===========   ==========   ==========
Pro forma net income-basic..................................  $   906,712    1,222,857      658,770
Impact of potential common shares-convertible notes.........      460,460       75,378           --
                                                              -----------   ----------   ----------
Pro forma net income-diluted................................  $ 1,367,172    1,298,235      658,770
                                                              ===========   ==========   ==========
Weighted average outstanding shares-basic...................    5,247,085    5,242,085    4,959,393
Impact of potential common shares-convertible notes.........    1,170,000      589,652           --
                                                              -----------   ----------   ----------
Weighted average outstanding shares-diluted.................    6,417,085    5,831,737    4,959,393
                                                              ===========   ==========   ==========
Pro forma net basic earnings per share......................  $      0.17         0.23         0.13
                                                              ===========   ==========   ==========
Pro forma net diluted earnings per share....................  $      0.17         0.22         0.13
                                                              ===========   ==========   ==========

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (RESTATED)

                                                                                      (RESTATED)
                                                              1999          1998         1997
                                                          ------------   ----------   ----------
Cash flow from operating activities:
  Net Income............................................  $    184,984      448,015      151,863
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.......................       525,697      331,616        9,325
    Net gain on sale of available-for-sale securities...       (60,791)          --           --
    Loss on sale of property and equipment and equipment
      impairment........................................        13,494           --           --
    Amortization of deferred acquisition costs..........     1,198,707    1,373,824    1,227,047
    Deferred income taxes...............................      (252,759)   1,115,372           --
    Provision for uncollectible accounts, net...........        14,156      (23,345)      36,075
  Change in:
    Accrued investment and interest income..............        47,000      (44,083)     (60,815)
    Accounts, commissions and premiums receivable.......      (476,127)     502,707     (474,315)
    Deferred acquisition costs..........................      (921,937)    (750,636)  (1,227,047)
    Unpaid losses and loss adjustment expenses..........     1,739,733    2,205,983    1,744,071
    Unearned premiums...................................    (1,056,006)  (1,842,116)    (937,081)
    Premiums, commissions and other insurance
      balances..........................................       530,234     (602,141)    (105,154)
    Accounts payable and accrued expenses...............       829,570    1,464,845    1,321,252
    Other, net..........................................      (236,575)  (2,794,838)     111,924
                                                          ------------   ----------   ----------
      Net cash provided by operating activities.........     2,079,380    1,385,203    1,797,145
                                                          ------------   ----------   ----------
Cash flow from investing activities:
  Purchase of available-for-sale securities.............   (15,727,650)          --           --
  Proceeds from sale of available-for-sale securities...     8,311,550           --           --
  Sale (purchase) of short-term investments, net........     5,106,684    1,883,884     (792,493)
  Purchase of property and equipment....................       (84,042)     (98,951)     (51,354)
                                                          ------------   ----------   ----------
      Net cash (used in) provided by investing
        activities......................................    (2,393,458)   1,784,933     (843,847)
                                                          ------------   ----------   ----------
Cash flow from financing activities:
  Repayment of shareholder loan.........................            --           --      (75,000)
  Borrowings from revolving line of credit, net.........            --           --      172,116
                                                          ------------   ----------   ----------
  Repayment of line of credit...........................      (486,417)  (2,440,000)          --
  Other, net............................................            --        5,660       93,430
                                                          ------------   ----------   ----------
      Net cash (used in) provided by financing
        activities......................................      (486,417)  (2,434,340)     190,546
                                                          ------------   ----------   ----------
Net (decrease) increase in cash.........................      (800,495)     735,796    1,143,844
Cash at beginning of period.............................     6,785,535    3,700,595    4,015,400
                                                          ------------   ----------   ----------
Cash at end of period...................................  $  5,985,040    4,436,391    5,159,244
                                                          ============   ==========   ==========
Supplemental disclosure of cash flow information:
  Income taxes paid.....................................  $         --           --           --
                                                          ============   ==========   ==========
  Interest paid.........................................  $    194,124      240,683      171,425
                                                          ============   ==========   ==========

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, 1998 (RESTATED) AND 1997
                                   (RESTATED)

                                                                       (RESTATED)    (RESTATED)
                                                            1999          1998          1997
                                                         -----------   -----------   -----------
Cash flow from operating activities:
  Net Income...........................................  $   906,712     1,547,318       271,367
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization......................      898,129       702,260       114,297
    Net gain on sale of available-for-sale
      securities.......................................      (60,791)           --            --
    Loss on sale of property and equipment and
      equipment impairment.............................       36,293            --            --
    Amortization of deferred acquisition costs.........    3,808,071     3,819,177     2,916,611
    Deferred income taxes..............................     (632,475)      285,971            --
    Provision for uncollectible accounts, net..........       20,430       (45,765)       80,503
  Change in:
    Accrued investment and interest income.............      (15,562)       10,438      (234,756)
    Accounts, commissions and premiums receivable......   (1,180,723)   (6,746,190)    2,611,460
    Deferred acquisition costs.........................   (3,806,516)   (4,690,965)   (2,916,611)
    Unpaid losses and loss adjustment expenses.........    5,973,977     6,017,588     4,095,750
    Unearned premiums..................................     (224,291)    2,576,966    (1,888,977)
    Premiums, commissions and other insurance
      balances.........................................      598,010      (659,130)   (1,058,406)
    Accounts payable and accrued expenses..............    1,365,339     3,000,591     2,689,093
    Other, net.........................................    1,527,578    (2,909,185)    2,156,421
                                                         -----------   -----------   -----------
      Net cash provided by operating activities........    9,214,181     2,909,074     8,836,752
                                                         -----------   -----------   -----------
Cash flow from investing activities:
  Purchase of subsidiary...............................           --    (5,000,000)           --
  Purchase of available-for-sale securities............  (15,727,650)           --            --
  Proceeds from sale of available-for-sale
    securities.........................................    8,311,550            --            --
  Sale (purchase) of short-term investments, net.......    3,121,834    (6,587,693)  (20,527,887)
  Proceeds from disposal of property and equipment.....        6,000            --            --
  Purchase of property and equipment...................     (287,712)     (153,848)     (223,806)
                                                         -----------   -----------   -----------
      Net cash used in investing activities............   (4,575,978)  (11,741,541)  (20,751,693)
                                                         -----------   -----------   -----------
Cash flow from financing activities:
  Proceeds from sale of common stock...................           --            --    10,384,324
  Proceeds from subordinated convertible notes
    payable............................................           --     9,621,914            --
  Repayment of shareholder loan........................           --            --      (225,000)
  Borrowings from revolving line of credit, net........           --     2,000,000     1,182,324
  Repayment of line of credit..........................   (1,850,000)   (2,440,000)           --
  Bank overdraft.......................................     (518,046)      (38,327)           --
  Other, net...........................................           --            --        87,770
                                                         -----------   -----------   -----------
      Net cash (used in) provided by financing
        activities.....................................   (2,368,046)    9,143,587    11,429,418
                                                         -----------   -----------   -----------
Net increase (decrease) in cash........................    2,270,157       311,120      (485,523)
Cash at beginning of period............................    3,714,883     4,125,271     5,644,767
                                                         -----------   -----------   -----------
Cash at end of period..................................  $ 5,985,040     4,436,391     5,159,244
                                                         ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Income taxes paid....................................  $   523,000       950,000            --
                                                         -----------   -----------   -----------
  Interest paid........................................  $   611,968       584,666       439,301
                                                         ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Preferred Employers Holdings, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998.

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

    (B) ORGANIZATION

    Preferred Employers Holdings, Inc. is the successor company to Preferred Employers Group, Inc. ("PEGI"). Except as otherwise specified or when the context otherwise requires, references to the Company herein includes Preferred Employers Holdings, Inc. and PEGI, through which the Company conducts certain of its business operations.

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

                         SEPTEMBER 30, 1999 (UNAUDITED)

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

                         SEPTEMBER 30, 1999 (UNAUDITED)

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

    Income before income taxes recognized, and estimated to be recognized in the calendar year indicated below is as follows:

                                                        PROSPECTIVE          COMPOSITE
                                                          METHOD      RETROACTIVE/PROSPECTIVE
YEARS                                                   (PRO FORMA)          (ACTUAL)
-----                                                   -----------   -----------------------
1996..................................................  $1,658,000             324,000
1997..................................................   1,288,000           1,372,000
1998..................................................     400,000             840,000
1999..................................................     332,000             658,000
2000..................................................     300,000             563,000
2001..................................................     282,000             503,000
                                                        ----------           ---------
                                                        $4,260,000..         4,260,000
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

                         SEPTEMBER 30, 1999 (UNAUDITED)

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

    During 1995, NET Healthcare entered into a line of credit with a shareholder to provide a total of $190,000 to fund the working capital requirements of NET Healthcare. The line of credit bore interest at the rate of 5% per annum. In March 1996, NET Healthcare entered into an additional line of credit with a shareholder collateralized by outstanding accounts receivable. Interest was payable at the rate of 2% per month on average outstanding balances. In
May 1996, the agreement was amended to allow for additional funding. In
May 1997, the agreement was further amended to increase the interest rate by .5% per month on approximately $600,000 of the balance of the line of credit. The amended line of credit, effective April 1, 1998, established a rate of interest of 10% per annum and eliminated restrictive covenants included in the original agreement. Interest expense related to the line of credit amounted to $240,884 and $439,576 for the nine months ended September 30, 1998 and 1997, respectively. The aggregate outstanding balance together with its related accrued interest expense was paid in full subsequent to the merger of NET Healthcare and the Company.

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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    (I) INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

    (J) EARNINGS PER SHARE

    Earnings per common share is based upon the weighted average number of common shares outstanding during each period. On December 31, 1998, the Company adopted SFAS No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires specific computations, presentations and disclosures for earnings per share
(EPS) amounts in order to make EPS amounts more compatible with international

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accounting standards. Stock options outstanding at September 30, 1999, 1998 and 1997 of 1,038,000, 916,500 and 250,000, respectively, had no effect on diluted earnings per share amounts.

    In May 1998, the Company concluded a private placement of 7% convertible subordinated notes due May 12, 2003 in the aggregate principal amount of $10,580,000. Principal balances outstanding as of September 30, 1999 and December 31,1998 were $10,535,000 and $10,580,000, respectively. The effect on diluted earnings per share amounts is presented in the accompanying consolidated statements of operations.

    (K) COMPREHENSIVE INCOME (DEFICIT)

    On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (deficit) presents a measure of all changes in shareholder's equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income (deficit) presently consists of net income adjusted for the change in net unrealized holding gains (losses) on fixed maturity securities available-for-sale. The net change in net unrealized holding losses on fixed maturity securities available-for-sale was ($183,292), $0 and $0 for the nine months ended September 30, 1999, 1998, and 1997, respectively. Total comprehensive income was $723,420, $1,547,318 and $271,367 for the nine months ended September 30, 1999, 1998 and 1997, respectively.

    (L) RECLASSIFICATIONS

    Certain items in the 1998 and 1997 financial statements have been reclassified to conform them with the presentation of the Company's financial statements as of and for the three months and nine months ended September 30, 1999.

(2) INVESTMENTS

    At September 30, 1999 and December 31, 1998, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

    Bonds with an amortized cost of $9,283,237 and $8,257,053 were held in a restricted account for the benefit of the ceding company (AIG) as unauthorized reinsurance at September 30, 1999 and December 31, 1998, respectively, in accordance with statutory requirements.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(2) INVESTMENTS (CONTINUED)

    The amortized cost and estimated fair values of the Company's investments at September 30, 1999 and December 31, 1998 are as follows:

                                                                                            AMOUNT AT
                                                                                              WHICH
                                                                                              SHOWN
                                                       GROSS        GROSS                     IN THE
                                        AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED     BALANCE
                                          COST         GAINS        LOSSES     FAIR VALUE     SHEET
                                       -----------   ----------   ----------   ----------   ----------
SEPTEMBER 30, 1999:
-------------------------------------
Available-for-sale Securities:
Fixed maturities:
  Obligations of states and political
    subdivisions.....................  $21,763,024     31,195      (239,318)   21,554,901   21,554,901
  Obligations of states and political
    subdivisions--restricted.........    9,283,237      5,182       (87,999)    9,200,420    9,200,420
                                       -----------     ------      --------    ----------   ----------
Total fixed maturities...............  $31,046,261     36,377      (327,317)   30,755,321   30,755,321
                                       ===========     ======      ========    ==========   ==========

                                                                                            AMOUNT AT
                                                                                              WHICH
                                                                                              SHOWN
                                                       GROSS        GROSS                     IN THE
                                        AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED     BALANCE
                                          COST         GAINS        LOSSES     FAIR VALUE     SHEET
                                       -----------   ----------   ----------   ----------   ----------
DECEMBER 31, 1998:
-------------------------------------
Held to maturity securities:
Fixed maturities:
  Obligations of states and political
    subdivisions.....................  $15,454,481     241,667      (4,129)    15,692,019   15,454,481
  Obligations of state and political
    subdivisions--restricted.........    8,257,053     130,956          --      8,388,009    8,257,053
                                       -----------     -------      ------     ----------   ----------
Total fixed maturities...............  $23,711,534     372,623      (4,129)    24,080,028   23,711,534
                                       ===========     =======      ======     ==========   ==========

    The amortized cost and fair value of securities at September 30, 1999 and December 31, 1998, by contractual maturity date, are presented below:

                                                                 SEPTEMBER 30, 1999
                                                              ------------------------
                                                               AMORTIZED       FAIR
                                                                 COST         VALUE
                                                              -----------   ----------
Fixed maturities available-for-sale:
  Due in one year or less...................................  $        --           --
  Due after one year through five years.....................   20,715,146   20,532,031
  Due after one year through five years--restricted.........    9,283,237    9,200,420
  Due after five years through ten years....................    1,047,878    1,022,870
  Due after ten years.......................................           --           --
  Due after ten years--restricted...........................           --           --
                                                              -----------   ----------
                                                               31,046,261   30,755,321
  Short-term investments....................................       13,279       13,279
  Short-term investments--restricted........................    3,896,915    3,896,915
                                                              -----------   ----------
    Total...................................................  $34,956,455   34,665,515
                                                              ===========   ==========

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(2) INVESTMENTS (CONTINUED)

                                                                 DECEMBER 31, 1998
                                                              ------------------------
                                                               AMORTIZED       FAIR
                                                                 COST         VALUE
                                                              -----------   ----------
Fixed maturities held-to-maturity:
  Due in one year or less...................................  $        --           --
  Due after one year through five years                        14,394,846   14,600,179
  Due after one year through five years--restricted.........    7,197,418    7,296,169
  Due after five years through ten years....................           --           --
  Due after ten years.......................................    1,059,635    1,091,840
  Due after ten years-restricted............................    1,059,635    1,091,840
                                                              -----------   ----------
                                                               23,711,534   24,080,028
  Short-term investments....................................    1,515,347    1,515,347
  Short-term investments-restricted.........................    5,516,680    5,516,680
                                                              -----------   ----------
    Total...................................................  $30,743,561   31,112,055
                                                              ===========   ==========

    The Company no longer has the intent to hold its securities to maturity; therefore, the entire portfolio of fixed maturities was reclassified from "held-to-maturity" to "available-for-sale" securities at September 30, 1999. The net adjustment to unrealized holding losses on available-for-sale securities is included as a separate component of shareholders' equity and totaled $183,292 in 1999.

    During the nine months ended September 30, 1999 fixed maturities available-for-sale securities with a fair value at the date of sale of $8,372,000 were sold. The approximate gross realized gains and losses on such sales totaled $90,000 and $29,000, respectively.

(3) FINANCIAL INSTRUMENTS

    The carrying amounts for short-term investments, cash, accounts, commissions and premiums receivable, accrued investment and interest income, notes payable, premiums, commissions and other insurance balances payable and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

    Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics. The carrying amount for the 7% convertible subordinated notes at September 30, 1999 and December 31, 1998 were $10,535,000 and $10,580,000, respectively, and the related estimated fair value at September 30, 1999 and December 31, 1998 was $10,113,949 and $10,280,955,
respectively, which was determined by management based on available market information and appropriate valuation methodologies.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1999 (UNAUDITED)

(4) ACCOUNTS, COMMISSIONS AND PREMIUMS RECEIVABLE

    Accounts, commissions and premiums receivable consists of the following at September 30, 1999 and December 31,1998:

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
Staffing accounts receivable-billed.........................      $ 5,507,454          5,626,113
Staffing accounts receivable-unbilled.......................        1,189,463          1,000,370
                                                                  -----------         ----------
                                                                    6,696,917          6,626,483
Less allowance for uncollectible accounts...................          (96,054)          (116,484)
                                                                  -----------         ----------
Staffing accounts receivable, net...........................        6,580,433          6,530,429
Premiums receivable.........................................        4,412,696          3,652,463
Commissions receivable......................................        1,368,087          1,018,031
                                                                  -----------         ----------
      Total.................................................      $12,361,216         11,200,923
                                                                  ===========         ==========

    The allowance for uncollectible accounts as of September 30, 1999 and December 31, 1998 consists of the following:

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
Beginning balance...........................................       $ 96,054             125,367
Provision for uncollectible accounts........................         47,116              96,624
Write-offs..................................................        (26,686)           (125,937)
                                                                   --------            --------
Ending Balance..............................................       $116,484              96,054
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

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(6) INCOME TAXES

    U.S. Federal and state income tax expense (benefit) consists of the following components:

FOR THE THREE MONTHS ENDED                       CURRENT    DEFERRED     TOTAL
--------------------------                      ---------   ---------   --------
September 30, 1999............................  $ 424,618    (252,759)  171,859
September 30, 1998............................   (934,667)  1,115,372   180,705
September 30, 1997............................     41,719          --    41,719

FOR THE NINE MONTHS ENDED                       CURRENT    DEFERRED     TOTAL
-------------------------                       --------   ---------   --------
September 30, 1999............................  $953,394    (632,475)  320,919
September 30, 1998............................    36,702     285,971   322,673
September 30, 1997............................   212,542          --   212,542

    Income tax expense for the three and nine months ended September 30, 1999, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

                                                 FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                            ------------------------------   ------------------------------
                                              1999       1998       1997       1999       1998       1997
                                            --------   --------   --------   --------   --------   --------
Expected income tax expense...............  $121,327    213,765    65,818     417,394    635,797    164,529
State income tax, net.....................    24,656     18,481       594      56,496     48,059     12,436
Tax-exempt investment income..............   (97,567)  (102,466)  (87,379)   (280,245)  (227,064)  (174,313)
Travel and entertainment expense..........     1,947     37,299        --      25,531     37,299         --
Tender offer expenses.....................   127,500         --        --     127,500         --         --
"S" corporation (income) expense..........        --   (107,914)   46,507          --   (252,903)   205,093
Other, net................................    (6,004)   121,540    16,179     (25,757)    81,485      4,797
                                            --------   --------   -------    --------   --------   --------
      Total income tax expense
        (benefit).........................  $171,859    180,705    41,719     320,919    322,673    212,542
                                            ========   ========   =======    ========   ========   ========

    As a result of the August 1998 business combination of NET Healthcare, an "S" corporation, with the Company, a "C" corporation, NET Healthcare's "S" corporation status ceased to exist. The unaudited pro forma information in the consolidated statements of operations reflect income tax expense (benefit)had NET Healthcare been taxed as a "C" corporation, of $239,882 and ($67,104) for the three months ended September 30, 1998 and 1997, respectively, and $647,134 and ($174,861) for the nine months ended September 30, 1998 and 1997, respectively.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(6) INCOME TAXES (CONTINUED)

    Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded for September 30, 1999, and December 31, 1998:

                                                           1999        1998
                                                        ----------   ---------
Deferred tax assets:
  Unearned premiums...................................  $  394,296     411,176
  Reserve for unpaid losses and loss adjustment
    expenses..........................................   1,387,375     971,252
  Other, net..........................................     183,371      59,105
                                                        ----------   ---------
    Gross deferred tax assets.........................   1,965,042   1,441,533
                                                        ----------   ---------
Deferred tax liabilities:
  Cash to accrual change..............................     (97,336)   (284,575)
  Deferred acquisition costs..........................    (679,705)   (680,291)
  Other, net..........................................          --     (28,789)
                                                        ----------   ---------
    Gross deferred tax liabilities....................    (777,041)   (993,655)
                                                        ----------   ---------
      Net deferred tax assets.........................  $1,188,001     447,878
                                                        ==========   =========

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

(7) ANNUAL STATUTORY SOLVENCY REQUIREMENTS

    The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company's reinsurance subsidiary to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1998 was $10,531,208 and the amount required to be maintained by the Company's was $3,163,000. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution. At September 30, 1999 and December 31, 1998, the Company was in compliance with this requirement.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(8) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the nine months ended September 30, 1999, 1998 and 1997:

                                                                 1999          1998        1997
                                                              -----------   ----------   ---------
Net unpaid losses and loss adjustment expenses at beginning
  of period.................................................  $13,878,892    6,107,613     199,390
Incurred related to
    Current year............................................    5,498,166    5,800,280   4,357,452
    Prior year..............................................      627,813      401,235          --
                                                              -----------   ----------   ---------
      Total incurred........................................    6,125,979    6,201,515   4,357,452
                                                              -----------   ----------   ---------
Paid related to:
    Current year............................................      150,340      183,928     261,702
    Prior year..............................................        1,662           --          --
                                                              -----------   ----------   ---------
      Total paid............................................      152,002      183,928     261,702
                                                              -----------   ----------   ---------
Net unpaid losses and loss adjustment expenses at end of
  period....................................................  $19,852,869   12,125,200   4,295,140
                                                              ===========   ==========   =========

    Incurred losses are established for each underwriting year as a result of the application of an estimated loss ratio to the related underwiting year earned premiums. The distinction between "current year" and "prior year" incurred losses relates to the underwriting year to which the earned premiums relate.

(9) UNSECURED REVOLVING LINE OF CREDIT

    In May 1998, the Company obtained a $3 million unsecured revolving line of credit from a bank. The terms of the loan provide for monthly interest payments at the bank's prime lending rate (currently 8 1/4% per annum at September 30, 1999). The loan is renewable on an annual basis. The outstanding balance of the line of credit was paid in September 1999, as discussed in Note 15. As of December 31, 1998, the aggregate amount outstanding under the line of credit was $1,850,000.

(10) SUBORDINATED CONVERTIBLE NOTES

    In May 1998, the Company concluded a private placement of $10,580,000 of 7% convertible subordinated notes (the "Notes") due May 2003. The principal amount of the Notes is convertible at the option of the noteholders into shares of the Company's common stock at a conversion price of $9.00 per share (the "Conversion Price") at any time prior to the earlier of the maturity date (May 12, 2003) or 10 business days after receipt of a termination notice. In the event (i) the closing bid price of the Company's common stock equals or exceeds $13.50 per share for twenty consecutive trading days during any period commencing upon satisfaction of one of the conditions contained in clause (ii) described herein and (ii) either a registration statement covering the shares of common stock issuable upon conversion of the Notes has been declared effective by the Securities and Exchange Commission and remains effective or at least two years has elapsed since the issuance date of the Notes and the shares of common stock issuable upon conversion of the notes are saleable, without restriction, under Rule 144(k) promulgated under the Securities Act of 1933, as amended, then the holders' right to convert the outstanding principal amount of the Notes shall be terminated by the Company by delivering to the holders a notice of termination (the "Termination Notice"), in which event (a) the holders will have the right at any time during 10 business days after receipt of the Termination Notice, in their sole discretion, to convert the outstanding principal amount of the Notes into shares of common stock of the Company at the Conversion Price, and
(b) thereafter, the holders' option to convert shall terminate and the Notes may be prepaid by the Company, at any time prior to the Maturity Date, in whole or in part for the face amount thereof, together with all accrued and unpaid interest through the date of prepayment. As of September 30, 1999, the aggregate principal amount of Notes outstanding was $10,535,000. Notes in an aggregate principal amount of $45,000 were converted into 5,000 shares of common stock of the Company during the first quarter of 1999.

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

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

    Certain information concerning the Company's reporting segments for the three months and nine months ended September 30, 1999, 1998 and 1997 is as follows:

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------
                                                                         EMPLOYEE
                                                           INSURANCE     STAFFING      TOTALS
                                                           ----------   ----------   ----------
1999
Revenues from external customers.........................  $3,849,972   12,098,967   15,948,939
Intersegment revenue.....................................       4,299           --        4,299
Interest revenue.........................................     483,130           85      483,215
Segment profit...........................................     631,862    1,119,603    1,751,465
1998
Revenues from external customers.........................  $4,837,482    9,420,005   14,257,487
Intersegment Revenue.....................................      25,933           --       25,933
Interest revenue.........................................     322,868          620      323,488
Segment profit...........................................     671,795      560,128    1,231,923
1997
Revenues from external customers.........................  $4,155,105    3,190,693    7,345,798
Interest revenue.........................................     307,348          191      307,539
Segment profit...........................................     368,676     (131,049)     237,627

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(11) SEGMENT REPORTING (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------
                                                                         EMPLOYEE
                                                           INSURANCE     STAFFING      TOTALS
                                                          -----------   ----------   ----------
1999
Revenues from external customers........................  $12,670,081   34,270,821   46,940,902
Intersegment revenue....................................       20,641           --       20,641
Interest revenue........................................    1,347,538          387    1,347,925
Segment profit..........................................    1,816,336    2,887,761    4,704,097
Segment assets..........................................   49,008,205   13,180,356   62,188,561
1998
Revenues from external customers........................  $13,588,054   24,283,415   37,871,469
Intersegment Revenue....................................       25,933           --       25,933
Interest revenue........................................    1,224,400          620    1,225,020
Segment profit..........................................    1,992,766    1,217,682    3,210,448
Segment assets..........................................   36,884,774   12,527,705   49,412,479
1997
Revenues from external customers........................  $10,244,346    7,854,896   18,099,242
Interest revenue........................................      913,843          275      914,118
Segment profit..........................................    1,040,828     (603,214)     437,614
Segment assets..........................................   21,344,302    2,245,397   23,589,699

    Information for the Company's reportable segments relates to the enterprise's consolidated totals as follows:

FOR THE THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------
                                                              1999          1998        1997
                                                           -----------   ----------   ---------
REVENUES:
Total revenues for reportable segments...................  $16,436,453   14,606,908   7,653,337
Intersegment revenue.....................................       (4,299)     (25,933)         --
Unallocated corporate interest revenue...................        1,670      121,278      76,346
                                                           -----------   ----------   ---------
Total consolidated revenues..............................  $16,433,824   14,702,253   7,729,683
                                                           ===========   ==========   =========
PROFIT OR LOSS:
Total profit or loss for reportable segments.............  $ 1,751,465    1,231,923     237,627
Unallocated amounts:
  General corporate expenses.............................   (1,396,292)    (724,481)   (120,391)
  Corporate interest revenue.............................        1,670      121,278      76,346
                                                           -----------   ----------   ---------
Income before income taxes...............................  $   356,843      628,720     193,582
                                                           ===========   ==========   =========

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(11) SEGMENT REPORTING (CONTINUED)

    Other items:

                                                             REPORTABLE   UNALLOCATED
                                                              SEGMENT      CORPORATE    CONSOLIDATED
                                                               TOTAL         TOTAL         TOTAL
                                                             ----------   -----------   ------------
1999
Depreciation and amortization..............................  $ 133,002       4,824          137,826
Amortization of deferred acquisition costs.................  1,198,707          --        1,198,707
1998
Depreciation and amortization..............................  $ 263,014       5,236          268,250
Amortization of deferred acquisition costs.................  1,373,824          --        1,373,824
1997
Depreciation and amortization..............................  $  41,358          --           41,358
Amortization of deferred acquisition costs.................  1,227,047          --        1,227,047

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------
                                                             1999          1998         1997
                                                          -----------   ----------   ----------
REVENUES:
Total revenues for reportable segments..................  $48,309,468   39,122,422   19,013,360
Intersegment revenue....................................      (20,641)     (25,933)          --
Unallocated corporate interest revenue..................       24,812      111,291      189,413
                                                          -----------   ----------   ----------
Total consolidated revenues.............................  $48,313,639   39,207,780   19,202,773
                                                          ===========   ==========   ==========
PROFIT OR LOSS:
Total profit or loss for reportable segments............  $ 4,704,097    3,210,448      437,614
Unallocated amounts:
  General corporate expenses............................   (3,501,278)  (1,451,748)    (143,118)
  Corporate interest revenue............................       24,812      111,291      189,413
                                                          -----------   ----------   ----------
Income before income taxes..............................  $ 1,227,631    1,869,991      483,909
                                                          ===========   ==========   ==========
ASSETS AS OF SEPTEMBER 30:
Total assets for reportable segments.                     $62,188,561   49,412,479   23,589,699
Elimation of intersegment receivables...................     (223,857)    (569,003)          --
Unallocated general corporate assets....................    2,555,667    6,038,654    5,490,394
Elimination of receivable from corporate................     (206,641)    (716,709)    (201,641)
                                                          -----------   ----------   ----------
Total consolidated assets...............................  $64,313,730   54,165,421   28,878,452
                                                          ===========   ==========   ==========

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(11) SEGMENT REPORTING (CONTINUED)

Other items:
                                                            REPORTABLE   UNALLOCATED
                                                             SEGMENT     CORPORATE   CONSOLIDATED
                                                              TOTAL       TOTAL        TOTAL
                                                            ----------    ------     ---------
1999
Depreciation and amortization.............................  $  373,873    13,773       387,646
Amortization of deferred acquisition costs................   3,808,071        --     3,808,071
1998
Depreciation and amortization.............................  $  604,969     5,236       610,205
Amortization of deferred acquisition costs................   3,819,177        --     3,819,177
1997
Depreciation and amortization.............................  $  123,830        --       123,830
Amortization of deferred acquisition costs................   2,916,611        --     2,916,611

    The Company does not attribute revenues or long-lived assets by geographic areas. The Company does not have any single customer that can be identified as material when considering the Company's consolidated revenues.

(12) LITIGATION

    The Company is a defendant in various litigation matters. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

(13) UNAUDITED PRO FORMA INFORMATION

    Pro forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had NET Healthcare filed income tax returns as a taxable "C" corporation for 1998 and 1997.

(14) YEAR 2000

    Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company developed and executed a plan to address and resolve Year 2000 issues. The plan was based on the Company's primary software vendors having advised the Company that the necessary programming changes related to Year 2000 issues had been made and tested and that the software used by the Company has been upgraded to be Year 2000 compliant. The costs associated with the implementation of the above project were not material.

    It is management's belief that for any suppliers who may not be fully Year 2000 compliant, such non-compliance will not have a material adverse effect on the Company's business. However, each major supplier's compliance will be assessed in light of their response.

(15) SUBSEQUENT EVENTS

    On November 5, 1999, the Company concluded a tender offer which resulted in the purchase by the Company of 3,224,392 shares of its common stock at a price of $5 per share. The shares tendered included

              PREFERRED EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1999 (UNAUDITED)

(15) SUBSEQUENT EVENTS (CONTINUED)

238,888 shares issued as a result of the conversion of $2,150,000 in convertible notes. The Company utilized approximately $8.6 million of its unrestricted cash balances together with $7.5 million of financing to consummate the tender offer. As a result of the tender offer, there are presently 2,261,581 shares outstanding as of November 18, 1999, of which 1,604,706 are held by management and other Company insiders.

    The $7.5 million of financing referred to above included the conversion of the Company's existing $3.0 million unsecured revolving line of credit into a new $7.5 million line of credit. The new line of credit provides for monthly interest payments at the bank's prime lending rate plus 2%. The line of credit is secured by the accounts receivable of its wholly owned subsidiary, Preferred Healthcare Staffing, Inc. All unpaid principal and interest under the line of credit is due on October 10, 2000.

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

    The Company utilizes a Third Party Administrator ("TPA") for its claims processing. In this regard, the TPA is responsible for: (i) establishing initial individual claim reserve amounts for all reported claims; (ii) periodic review of all open claims making the necessary upward or downward reserve adjustment based on the most current and up-to-date information; (iii) authorizing payments to claimants from previously established reserve amounts; and (iv) closing claims as a result of payment thereof or closing claims without payment due to insufficient proof of loss coverage by the claimant or any combination thereof.

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

    For the three months ended September 30, 1999, the Company's total revenues were $16,434,000 as compared to $14,702,000 for the 1998 comparable period, representing a net increase of $1,732,000.

    For the three months ended September 30, 1998, the Company's total revenues were $14,702,000 as compared to total revenues of $7,730,000 for the 1997 comparable period, representing a net increase of $6,972,000. For the three months ended September 30, 1999, approximately, 74%, 24% and 2% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively. For the three months ended September 30, 1998, approximately 64%, 33%, and 3% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively. For the three months ended September 30, 1997, approximately 41%, 50% and 9% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency businesses, respectively.

    For the nine months ended September 30, 1999, the Company's total revenues were $48,314,000 compared to $39,208,000 for the 1998 comparable period, representing a net increase of $9,106,000. For the nine months ended
September 30, 1998, the Company's total revenues were $39,208,000 as compared to total revenue of $19,203,000 for the 1997 comparable period, representing a net increase of $20,005,000. For the nine months ended September 30, 1999, approximately, 71%, 27% and 2% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency business, respectively. For the nine months ended September 30, 1998, approximately 62%, 34%, and 4% of Company's total revenue were derived from its staffing, reinsurance captive and general agency business, respectively. For the nine months ended September 30, 1997, approximately 41%, 50% and 9% of the Company's total revenues were derived from its staffing, reinsurance captive and general agency business, respectively.

    Historically, our employee staffing business has been seasonal with the demand for Travelers being the highest in fourth and first quarters of the calendar year (September through March), due largely to increased demand particularly during the peak tourist and winter home period in Florida.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    TOTAL REVENUES.  Total revenues for the three months ended
September 30,1999 were $16,434,000 compared to $14,702,000 for the 1998 comparable period, representing a net increase of $1,732,000 or 11.8%. Total revenues for the three months ended September 30, 1998 were $14,702,000 compared to $7,730,000 for the 1997 comparable period, representing a net increase of $6,972,000 or 90.2%.

    The following tables provide a comparison of revenues for the three months ended September 30, 1999 and 1998 by category:

                                                                                NET      PERCENTAGE
                                                     1999          1998       CHANGE       CHANGE
                                                  -----------   ----------   ---------   ----------
Staffing Income.................................  $12,099,000    9,420,000   2,679,000       28.4%
Premiums earned.................................    3,436,000    4,264,000    (828,000)     (19.4)%
Net commission income:
  Workers' compensation.........................      290,000      261,000      29,000       11.1%
  Package.......................................                   151,000    (151,000)    (100.0)%
  Other, net....................................       50,000       41,000       9,000       22.0%
                                                  -----------   ----------   ---------     ------
    Total net commission income.................      340,000      453,000    (113,000)     (24.9)%
Net investment income...........................      481,000      445,000      36,000        8.1%
Other income....................................       78,000      120,000     (42,000)     (35.0)%
                                                  -----------   ----------   ---------     ------
    Total revenues..............................  $16,434,000   14,702,000   1,732,000       11.8%
                                                  ===========   ==========   =========     ======
Workers' compensation:
  Premiums collected............................  $ 3,767,000    3,361,000
                                                  ===========   ==========
Ratio of net commission income/premiums
  collected.....................................          7.7%         7.8%
                                                  ===========   ==========

    Staffing income increased $2,679,000 or 28.4% as a result of the increase in business related to the competitive advantage created by the merger of NET Healthcare. Premiums earned decreased $828,000 or 19.4% for the three months ended September 30, 1999 as compared to the 1998 comparable period as a result of the decrease in the book of business. Workers' compensation commission income increased $29,000 or 11.1% for the three months ended September 30, 1999 as compared to 1998 comparable period as a result of the increase in the mix of business produced by brokers. Package commission income decreased $151,000 or 100.0% for the three months ended September 30, 1999 as compared to 1998 comparable period as a result of a cancellation of the Kemper Contract for the business written for fast food restaurants. Other net commission income increase $9,000 or 22.0% for the three months ended September 30, 1999 as compared to 1998 comparable period as a result of the increase in volume of small business plan premiums collected. Net investment income increased $36,000 or 8.1% as a result of net realized gains on sale of available-for-sale securities. Other income decreased $42,000 or 35.0% for the three months ended September 30, 1999 as compared to the 1998 comparable period as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1 (c) to the Company's consolidated financial statements.

    TOTAL OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 1999 were $15,755,000 compared to $13,542,000 for the 1998 comparable period, representing an increase of $2,213,000 or 16.3%. Total operating expenses for the three months ended September 30, 1998 were $13,542,000 compared to $7,358,000 for the 1997 comparable period, representing an increase of $6,184,000 or 84.0%.

    The following table provides a comparison of total expenses for the three months ended September 30, 1999 and 1998 by category:

                                                                                NET      PERCENTAGE
                                                     1999          1998       CHANGE       CHANGE
                                                  -----------   ----------   ---------   ----------
Staffing costs..................................  $ 9,292,000    7,392,000   1,900,000       25.7%
Losses and loss adjustment expenses incurred....    1,790,000    2,197,000    (407,000)     (18.5)%
Amortization of deferred acquisition costs......    1,198,000    1,374,000    (176,000)     (12.8)%
Other operating expenses........................    3,475,000    2,579,000     896,000       34.7%
                                                  -----------   ----------   ---------      -----
    Total operating expenses....................  $15,755,000   13,542,000   2,213,000       16.3%
                                                  ===========   ==========   =========      =====

    Staffing costs increased $1,900,000 or 25.7% consistent with the increase in staffing revenues for the three months ended September 30, 1999 as discussed above. The major risk associated with the Company's entry into the reinsurance business is that the Company may experience an adverse loss ratio. In an effort to minimize such risk, the Company has obtained aggregate liability reinsurance coverage which limits its exposure to a maximum 70% loss ratio as more fully discussed in Note 1 (c) to the Company's consolidated financial statements. The underwriting gains recognized by the Company is the most significant benefit realized by the Company as a result of its entry into the reinsurance business. Losses and loss adjustment expenses incurred (i) decreased $407,000 or 18.5% which is consistent with the decrease in premiums earned for the three months ended September 30,1999 as discussed above and (ii) were 52.0% of premiums earned for the three month periods ended September 30, 1999 and September 30, 1998. Amortization of deferred acquisition costs (i) decreased $176,000 or 12.8% which is also consistent with the decrease in premiums earned during the three months ended September 30, 1999 as discussed above and (ii) were 34.9% and 32.2% of premiums earned for the three month periods ended September 30, 1999 and 1998, respectively. As a result, the underwriting gain, expressed as a percentage of premiums earned, was 13.0% and 16.3% for the three month periods ended September 30, 1999 and 1998, respectively. Other operating expenses increased $896,000 or 34.7%.

    The following table provides a comparison of other operating expenses for the three months ended September 30, 1999 and 1998 by category:

                                                                                NET      PERCENTAGE
                                                        1999        1998       CHANGE      CHANGE
                                                     ----------   ---------   --------   ----------
Personnel costs....................................  $1,879,000   1,641,000   238,000        14.5%
Occupancy costs....................................     219,000     181,000    38,000        21.0%
Professional fees..................................     601,000     169,000   432,000       255.6%
Other operating expenses...........................     776,000     588,000   188,000        32.0%
                                                     ----------   ---------   -------       -----
    Total other operating expenses.................  $3,475,000   2,579,000   896,000        34.7%
                                                     ==========   =========   =======       =====

    Personnel costs increased $238,000 or 14.5% as a result of annual salary increases together with the growth in the business of NET Healthcare. Occupancy expenses increased $38,000 or 21.0% principally as a result of the leasing of additional office space and relocation of our subsidiary Preferred Healthcare Staffing, Inc. Professional fees increased $432,000 or 255.6% principally as a result of increased legal, accounting and actuarial fees associated with various corporate and acquisition matters and the tender offer as discussed more fully in Note 15 to the Company's consolidated financial statements. Other operating expenses increased $188,000 or 32.0% primarily related to the increased corporate fees and services which increased as a result of the expansion of the staffing business and the tender offer as discussed more fully in Note 15 to the Company's consolidated financial statements.

    TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the three months ended September 30, 1999 were $322,000 compared to $531,000 for the 1998 comparable period. Amortization of intangible assets and other non-operating expenses decreased $135,000, primarily related to the expenses incurred in relation to the merger of NET Healthcare in 1998.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    TOTAL REVENUES. Total revenues for the nine months ended September 30, 1999 were $48,314,000 compared to $39,208,000 for the 1998 comparable period, representing a net increase of $9,106,000 or 23.2%. Total revenues for the nine months ended September 30, 1998 were $39,208,000 compared to $19,203,000 in the 1997 comparable period, representing a net increase of $20,005,000 or 104.2%.

    The following table provides a comparison of revenues for the nine months ended September 30, 1999 and 1998 by category:

                                                                                NET      PERCENTAGE
                                                     1999          1998       CHANGE       CHANGE
                                                  -----------   ----------   ---------   ----------
Staffing Income.................................  $34,271,000   24,283,000   9,988,000       41.1%
Premiums earned.................................   11,320,000   11,681,000    (361,000)      (3.1)%
Net commission income:
  Workers' compensation.........................      860,000    1,035,000    (175,000)     (16.9)%
  Package.......................................       71,000      360,000    (289,000)     (80.3)%
  Other, net....................................      131,000      128,000       3,000        2.3%
                                                  -----------   ----------   ---------      -----
    Total net commission income.................    1,062,000    1,523,000    (461,000)     (30.3)%
    Net investment income.......................    1,373,000    1,336,000      37,000        2.8%
    Other income................................      288,000      385,000     (97,000)     (25.2)%
                                                  -----------   ----------   ---------      -----
    Total revenues..............................  $48,314,000   39,208,000   9,106,000       23.2%
                                                  ===========   ==========   =========      =====
Workers' compensation:
  Premiums collected............................  $10,133,000   11,343,000
                                                  ===========   ==========
  Ratio of net commission income/premiums
    collected...................................          8.5%         9.1%
                                                  ===========   ==========

    Staffing income increased $9,988,000 or 41.1% as a result of the increase in business related to the competitive advantage created by the merger of NET Healthcare. Premiums earned decreased $361,000 or 3.1% for the nine months ended September 30, 1999 as compared to the prior year as a result of the decrease in the book of business. Workers' compensation commission income decreased $175,000 or 16.9% for the nine months ended September 30,1999 as compared to the prior year as a result of the decrease in the workers' compensation book of business. Package commission income decreased $289,000 of 80.3% for the nine months ended September 30, 1999 as compared to the 1998 comparable period as a result of a reduction in the business written for fast food restaurants. Other net commission income increased $3,000 or 2.3% for the nine months ended
September 30, 1999 as compared to the 1998 comparable period as a result of the increase in volume of small business plan premiums collected. Net investment income increased $37,000 or 2.8% as a result of net realized gains on sale of available for sale securities. Other income decreased $97,000 or 25.2% as a result of the effects of the retroactive insurance accounting treatment of Preferred Reinsurance as discussed more fully in Note 1(c) to the Company's consolidated financial statements.

    TOTAL OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 1999 were $46,088,000 as compared to $36,109,000 for the 1998 comparable period, representing an increase of $9,979,000 or 27.6%. Total operating expenses for the nine months ended September 30, 1998 were $36,109,000 compared to $18,261,000 for the 1997 comparable period, representing an increase of $17,848,000 or 97.1%.

    The following table provides a comparison of total expenses for the nine months ended September 30, 1999 and 1998 by category:

                                                                                NET      PERCENTAGE
                                                     1999          1998       CHANGE       CHANGE
                                                  -----------   ----------   ---------   ----------
Staffing costs..................................  $26,353,000   18,989,000   7,364,000      38.8%
Losses and loss adjustment expenses incurred....    6,126,000    6,202,000     (76,000)     (1.2)%
Amortization of deferred acquisition costs......    3,808,000    3,819,000     (11,000)      (.3)%
Other operating expenses........................    9,801,000    7,099,000   2,702,000      38.1%
                                                  -----------   ----------   ---------      ----
    Total operating expenses....................  $46,088,000   36,109,000   9,979,000      27.6%
                                                  ===========   ==========   =========      ====

    Staffing costs increased $7,364,000 or 38.8% consistent with the increase in staffing revenues for the nine months ended September 30, 1999 as discussed above. The major risk associated with the Company's entry into the reinsurance business is that the Company may experience an adverse loss ratio. In an effort to minimize such risk, the Company has obtained aggregate liability reinsurance coverage which limits its exposure to a maximum 70% loss ratio as more fully discussed in Note 1 (c) to the Company's consolidated financial statements. The underwriting gains recognized by the Company is the most significant benefit realized by the Company as a result of its entry into the reinsurance business. Losses and loss adjustment expenses incurred (i) decreased $76,000 or 1.2% which is consistent with the decrease in premiums earned for the nine months ended September 30, 1999 as discussed above and (ii) were 54.0% and 53% of premiums earned for the nine month periods ended September 30, 1999 and September 30, 1998, respectively. Amortization of deferred acquisition costs (i) decreased $11,000 or .3% which is also consistent with the decrease in premiums earned during the nine months ended September 30, 1999 as discussed above and
(ii) were 33.6% and 32.7% of premiums earned for the nine months ended
September 30, 1999 and 1998, respectively. As a result, the underwriting gain, expressed as a percentage of premiums earned, was 12.2% and 14.2% for the nine month periods ended September 30, 1999 and 1998, respectively.

    Other operating expenses increased $2,702,000 or 38.1%. for the nine months ended September 30, 1999. The following table provides a comparison of other operating expenses for the nine months ended September 30, 1999 and 1998 by category:

                                                                                NET      PERCENTAGE
                                                       1999        1998       CHANGE       CHANGE
                                                    ----------   ---------   ---------   ----------
Personnel costs...................................  $5,516,000   4,314,000   1,202,000       27.9%
Occupancy costs...................................     650,000     525,000     125,000      23.8.%
Professional fees.................................   1,338,000     501,000     837,000      167.1%
Other operating expenses..........................   2,297,000   1,759,000     538,000       30.6%
                                                    ----------   ---------   ---------     ------
    Total other operating expenses................  $9,801,000   7,099,000   2,702,000       38.1%
                                                    ==========   =========   =========     ======

    Personnel costs increased $1,202,000 or 27.9% as a result of annual salary increases together with the increased staff related to the growth in the business of NET Healthcare. Occupancy expenses increased $125,000 or 23.8% principally as a result of the leasing of additional office space and relocation of our subsidiary Preferred Healthcare Staffing, Inc. Professional fees increased $837,000 or 167.1% principally as a result of increased legal, accounting and actuarial fees associated with various corporate and acquisition matters and the tender offer as discussed more fully in Note 15 to the Company's consolidated financial statement. Other operating expenses increased $538,000 or 30.6% primarily related to the following: (i) increased insurance expense of $64,000, (ii) increased corporate fees and services of $301,000,
(iii) increased investment and service fees of $12,000, and (iv) increased advertising and promotional expenses of $102,000. Insurance expense increased as a result of the purchase of additional coverages (i.e., directors and officers liability insurance) and increased premiums due to increased limits. Corporate fees and services, advertising and promotional and investment and service fees increased as a result of the expansion of the staffing business and the tender offer as discussed more fully in Note 15 to the Company's consolidated financial statements.

    TOTAL NON-OPERATING EXPENSES. Total non-operating expenses for the nine months ended September 30, 1999 were $998,000 compared to $1,229,000 for the 1998 comparable period. Amortization of intangible assets and other non-operating expenses decreased $234,000, primarily related to the expenses incurred in relation to the merger of NET Healthcare in 1998.

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

    Net cash and investments were $38,686,000 (net of premiums payable of $1,965,000) at September 30, 1999. Net cash provided by operating activities for the nine months ended September 30, 1999 increased to $9,214,000 from $2,909,000 in the 1998 comparable period, an increase of $6,305,000. This increase resulted primarily from decreases in accounts receivable, deferred acquisition costs, unpaid losses and loss adjustment expenses and unearned premiums, of $5,565,000, $884,000, $44,000 and $2,801,000 respectively, and increase in premiums, commissions and other insurance balances of $1,257,000. The decrease in accounts receivable was primarily associated with increased collection efforts of the staffing company during 1999. The increase in premiums, commissions and other insurance balances is consistent with the increase in the ratio of losses incurred to premiums earned during 1999. The decreases in unearned premiums, unpaid losses and loss adjustment expenses and deferred acquisition costs are consistent with the decrease in reinsurance premiums receivable during 1999.

    Cash flows used in investing activities decreased to $4,576,000 for the nine months ended September 30, 1999 from $11,742,000 for the nine months ended September 30, 1998, a decrease of $7,166,000. This decrease resulted primarily from the decrease of net investment purchases of $2,293,000 and the acquisition of certain of the assets of Travel Nurse for $5,000,000 in cash during the first quarter of 1998 as discussed in Note 1 (b) to our consolidated financial statements included herein.

    The decrease in cash flows from financing activities for the nine months ended September 30, 1999 reflects the repayment of the revolving line of credit of $1,850,000 and payment of a bank overdraft of $518,000, compared to the net proceeds received from the private placement of convertible subordinated notes of $9,622,000 and borrowings under the revolving line of credit of $2,000,000 and the repayment of a line of credit of $2,440,000 related to NET Healthcare, as discussed in Note 1 (d) to our consolidated financial statements included herein, for the comparable period in 1998.

    FINANCINGS. In May 1998, Preferred Staffing entered into a $3,000,000 unsecured revolving line of credit with a bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility bear interest at the bank's base rate of interest. Interest under the Credit Facility is due and payable monthly and all unpaid principal and interest is due on May 2, 2000. Outstanding borrowings under the Credit Facility are unsecured. The outstanding balance of the line of credit was paid in September 1999.

    In May 1998, we also consummated a $10,580,000 private placement of 7% convertible subordinated notes due May 2003. The principal amount of the notes is convertible at the option of the holder into shares of common stock, at a conversion price of $9.00 per share, at any time prior to the earlier of May 12, 2003 or ten business days after the receipt of a termination notice (as defined in the notes). The notes generally prohibit or restrict, among other things, our ability to incur liens and indebtedness, make certain fundamental corporate changes and specified investments and conduct certain transaction with affiliates. At September 30, 1999, the principal amount outstanding under the 7% convertible subordinated notes was $10,535,000.

    In October 1999, the Company converted the $3 million unsecured revolving line of credit into a $7.5 million secured line of credit from the bank. The terms of the $7.5 million credit facility provide for monthly interest payments at the bank's prime lending rate plus 2%. All unpaid principal and interest is due on October 10, 2000.

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

    We previously developed and executed a plan with respect to evaluating and upgrading our core information technology systems so that they are Year 2000 compliant. Two vendors primarily supply software to us for use in our operations. One vendor supplies the software used by our insurance operations and another vendor supplies the software used by our staffing operations. The vendors have each advised us that the latest upgrades of the software used in our operations are Year 2000 compliant. The implementation and testing phases were completed and the upgraded softwares are Year 2000 compliant. The historical costs associated with these upgrades and Year 2000 compliance were not material.

    We developed a plan with respect to evaluating and upgrading our non-core information technology systems and other systems using embedded technology so that they will be Year 2000 compliant. We completed the implementation of the plan during the third quarter of 1999.

    We made inquiries of other third parties supplying us with products and services to receive assurances that they are Year 2000 complaint. We received Year 2000 readiness disclosure statements from vendors of all current software and hardware systems.

    We have not developed a "worst case" scenario with respect to Year 2000 issues. Although we have not done a cost analysis, we believe that no material adverse effect on our business will occur if our non-core technology systems are not Year 2000 compliant. We anticipate that the costs related to such non-compliance, if any, will not be material.

    The Company, as part of its overall business operation, has developed a disaster recovery plan, which includes electronic as well as non-electronic processes. Additional internal resources will be focused to address each failure on a case-by case basis. The recovery steps necessary will vary considerably depending on the nature of the Year 2000 issue being addressed.

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

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)           The following exhibits are included in this Quarterly Report a Form 10-Q:

         27.1          Financial Data Schedule

         (b)           Reports on Form 8-K. (i) The Company's Current Report on
                       Form 8-K dated May 7, 1999 (Filed on May 12, 1999) and
                       (ii) the Company's Current Report on Form 8-K dated
                       August 30, 1999 (Filed on August 30, 1999) and (iii) the
                       Company's Current Report on Form 8-K dated November 4, 1999
                       (Filed on November 17, 1999).

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PREFERRED EMPLOYERS HOLDINGS, INC.
                                                                   (Registrant)

                                              By:  /s/ WILLIAM R. DRESBACK
                                                   -----------------------------------------
                                                   William R. Dresback
                                                   SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                   (principal and chief accounting officer and duly
Date: November 19, 1999                            authorized to sign on behalf of the Registrant)